Form 10QSB
period 1996-06-30
FORT BEND HOLDING CORP
filed 1996-08-08
CIK 896766

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 0 - 21328

                            FORT BEND HOLDING CORP.

       A DELAWARE CORPORATION      I.R.S. EMPLOYER IDENTIFICATION
                                   NO.  76-0391720

       ADDRESS                     TELEPHONE NUMBER

       3400 AVENUE H               (713) 342-5571
       ROSENBERG, TEXAS  77471


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No      .
                                       -------   ------

There were 907,372 shares and 819,198 shares of Common Stock ($0.01 par value) issued and outstanding, respectively as of August 1, 1996.



                                    1 of 21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                            FORT BEND HOLDING CORP.
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (UNAUDITED)

                 ASSETS                      JUNE 30, 1996      MARCH 31, 1996
Cash and due from banks                    $     4,346,835    $      3,451,880
Short-term investments                           7,050,826          13,541,782
Certificates of deposit                            200,000             200,000
                                           ---------------    ----------------
     TOTAL CASH AND CASH EQUIVALENTS            11,597,661          17,193,662

Investment securities available for
   sale, at market value                         2,704,557           2,684,607
Investment securities held to maturity
   (estimated market value of $20,014,093
   and $9,064,153 at June 30, 1996
   and  March 31, 1996, respectively)           20,219,065           9,233,505
Mortgage-backed securities available
   for sale, at market value                       745,448             873,502
Mortgage-backed securities held to
   maturity (estimated  market value
   of $106,062,855 and $110,676,779
   at June 30, 1996 and March 31, 1996,
   respectively)                               107,130,125         110,489,617
Loans receivable, net                          100,645,671          92,861,594
Loans held for sale                                863,165             922,422
Accrued interest receivable                      1,548,875           1,466,272
Real estate, net                                   148,092             155,372
Federal Home Loan Bank stock, at cost            1,481,400           1,460,200
Premises and equipment, net                      3,850,387           3,635,046
Mortgage servicing rights, net                   1,915,365           1,235,714
Prepaid expenses and other assets                1,501,523           1,538,171
Deferred income taxes                              387,501             418,949
                                           ---------------    ----------------
     TOTAL ASSETS                          $   254,738,835    $    244,168,633
                                           ===============    ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                   $   204,874,581    $    203,913,715
Convertible Subordinated Debentures             12,100,000          12,100,000
Other borrowings                                10,307,782           4,363,688
Advances from borrowers for taxes and            7,444,782           4,224,796
   insurance
Accounts payable, accrued expenses and           2,003,224           1,994,063
   other liabilities
                                           ---------------    ----------------
     TOTAL LIABILITIES                         236,730,369         226,596,262
                                           ---------------    ----------------
Stockholders' Equity:
Serial preferred stock, $.01 par value
   - 500,000 shares authorized, none
   outstanding
Common Stock $.01 par value, 2,000,000
   shares authorized 907,372 shares issued
   and 819,198 shares outstanding at
   June 30, 1996 and 905,572 shares
   issued and 817,398 shares
   outstanding at March 31, 1996                     9,073               9,055
Additional paid-in capital                       8,580,932           8,514,562
Unearned employee stock ownership plan
   shares                                         (351,000)           (394,875)
Deferred compensation                             (119,219)            (98,668)
Net unrealized depreciation on
   available for sale securities, net of
   tax                                             (23,778)            (21,786)
Retained earnings (substantially
   restricted)                                  11,368,959          11,020,584
Treasury stock, at cost - 88,174 shares
   at June 30, 1996 and March 31, 1996          (1,456,501)         (1,456,501)
                                           ----------------   ----------------

     TOTAL STOCKHOLDERS' EQUITY                 18,008,466          17,572,371
                                           ----------------   ----------------
        TOTAL LIABILITIES AND              $   254,738,835    $    244,168,633
         STOCKHOLDERS' EQUITY              ================   ================

   The accompanying notes are an integral part of the condensed consolidated financial statements.


                                                      FORT BEND HOLDING CORP.
                                            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                            (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                            JUNE 30, 1996             JUNE 30, 1995

INTEREST INCOME:
   Loans                                                 $          2,130,689     $           1,733,892
   Short-term investments                                             187,395                    77,895
   Investment securities                                              147,996                   250,298
   Mortgage-backed securities                                       1,829,259                 1,942,729
                                                         --------------------     ---------------------
      TOTAL INTEREST INCOME                                         4,295,339                 4,004,814
                                                         --------------------     ---------------------

INTEREST EXPENSE:
   Deposits                                                         2,320,151                 2,249,436
   Borrowings                                                         330,050                   136,912
                                                         --------------------     ---------------------
      TOTAL INTEREST EXPENSE                                        2,650,201                 2,386,348
                                                         --------------------     ---------------------

      NET INTEREST INCOME BEFORE PROVISION FOR
         LOAN LOSSES                                                1,645,138                 1,618,466



PROVISION FOR LOAN LOSSES                                              25,000                    27,053
                                                         --------------------     ---------------------
      NET INTEREST INCOME AFTER PROVISION FOR
         LOAN LOSSES                                                1,620,138                 1,591,413
                                                         --------------------     ---------------------
NONINTEREST INCOME:
   Gain on sale of loans                                               49,949                    59,205
   Service charges                                                    113,418                    74,632
   Loan servicing income                                              169,631                   140,799
   Other income                                                       279,138                   182,656
                                                         --------------------     ---------------------
      TOTAL NONINTEREST INCOME                                        612,136                   457,292
                                                         --------------------     ---------------------
NONINTEREST EXPENSES:
   Compensation and benefits                                          831,871                   764,772
   Office occupancy and equipment                                     187,020                   164,898
   Federal insurance premiums                                         124,282                   113,291
   Amortization of mortgage servicing rights                           64,250                    60,000
   Insurance and surety bond expense                                   33,616                    26,069
   Other                                                              376,516                   293,720
                                                         --------------------     ---------------------
      TOTAL NONINTEREST EXPENSES                                    1,617,555                 1,422,750
                                                         --------------------     ---------------------
   INCOME BEFORE INCOME TAX                                           614,719                   625,955

 INCOME TAX PROVISION                                                 209,000                   222,900
                                                         --------------------     ---------------------
NET INCOME                                               $            405,719     $             403,055
                                                         ====================     =====================
PRIMARY EARNINGS PER COMMON SHARE                        $               0.48     $                0.46
                                                         ====================     =====================
FULLY DILUTED EARNINGS PER COMMON SHARE                  $               0.40     $                0.46
                                                         ====================     =====================
DIVIDENDS PER COMMON SHARE                               $               0.07     $                0.07
                                                         ====================     =====================



   The accompanying notes are an integral part of the condensed consolidated financial statements.


                                                      FORT BEND HOLDING CORP.
                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,

                                                                                 1996                  1995
OPERATING ACTIVITIES

   Net Income                                                               $         405,719     $         403,055
      Adjustments to reconcile net income to net cash
          provided by operating activities:
   Provision for losses on loans and real estate                                       25,000                27,053
   Depreciation                                                                        51,877                49,520
   Amortization of deferred compensation                                               12,298                10,656
   Compensation charge related to release of ESOP shares                               33,538                32,461
   Amortization of premium and discounts on securities, net                             3,962                36,962
   Amortization of loan premium, discount, and deferred fees, net                     (61,115)              (39,272)
   Deferred income tax provision                                                       32,474               150,296
   Gain on sale of real estate                                                         (1,220)              (13,877)
   Amortization of unearned income                                                     (2,363)               (1,632)
   Amortization of mortgage servicing rights                                           64,250                60,000
   Amortization of debt issue costs                                                    20,109                   ---
   Gain on sale of loans                                                              (49,949)              (59,205)
   Dividends on Federal Home Loan Bank stock                                          (21,200)              (22,900)
   Origination of loans held for sale                                              (4,113,994)           (2,127,412)
   Proceeds from sale of loans                                                      4,223,200             2,088,600
   Increase in accrued interest receivable                                            (82,603)              (32,903)
   (Increase) decrease in prepaid expenses and other assets                            16,539               (36,560)
   Increase  in accounts payable, accrued expenses and other liabilities               11,524                31,790
                                                                            -----------------     -----------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                       568,046               556,632
                                                                            -----------------     -----------------




                                   Continued

                                                      FORT BEND HOLDING CORP.
                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     1996                   1995
INVESTING ACTIVITIES:
   Net change in loans receivable                                                    (7,747,962)           (5,347,806)
   Proceeds from sale of real estate                                                      8,500                11,611
   Improvements to real estate                                                              ---                (1,119)
   Purchase of premises and equipment                                                  (267,216)              (54,373)
   Proceeds from maturity of investment securities                                          ---             1,000,000
   Purchase or origination of mortgage servicing rights                                (743,901)              (23,743)
   Purchase of investment securities available for sale                                 (27,979)                  ---
   Principal collected on mortgage-backed securities held to maturity                 3,353,509             2,485,764
   Principal collected on mortgage-backed securities available for sale                 133,086                   ---
   Purchase of investment securities held to maturity                               (10,983,561)                  ---
                                                                                  -------------         -------------
      NET CASH USED IN INVESTING ACTIVITIES                                         (16,275,524)           (1,929,666)

FINANCING ACTIVITIES:
   Net increase in deposits                                                             960,866             5,638,753
   Net increase (decrease) in short-term borrowings                                   6,000,000            (4,400,000)
   Payment on long-term borrowings                                                      (12,031)                  ---
   Increase in advances from borrowers for taxes and insurance                        3,219,986             2,143,064
   Net proceeds from issuance of common stock                                               ---                15,500
   Dividends paid                                                                       (57,344)              (60,159)
                                                                                  -------------         -------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                      10,111,477             3,337,158
                                                                                  -------------         -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (5,596,001)            1,964,124

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     17,193,662             6,832,312
                                                                                  -------------         -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  11,597,661         $   8,796,436
                                                                                  =============         =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
       Interest                                                                   $   2,890,723         $   2,376,628

   Supplemental disclosure of noncash activities:
       Loans originated related to sales of real estate                                     ---         $      69,300
       Stock issued to recognition and retention plan                             $      32,850                22,500
       Reduction of ESOP debt by the ESOP                                                43,875                43,875
       Net unrealized depreciation on available for sale securities,
          net of tax                                                                      3,018                   ---




                             The accompanying notes are an integral part of the condensed consolidated financial statements.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The unaudited information for the three months ended June 30, 1996 includes the results of operations of Fort Bend Holding Corp. (the "Holding Corp.") and its wholly-owned subsidiary Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

     The March 31, 1996 condensed consolidated statement of financial condition data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

2.   RECOGNITION AND RETENTION PLAN

     The Holding Corp. has a Recognition and Retention Plan ("RRP") as a method of providing key officers with a proprietary interest in the Holding Corp. in a manner designed to encourage such individuals to remain with the Holding Corp. or the Association. All outstanding awards vest at a rate of 20% per year. On April 1, 1996, an additional 1,800 shares were granted under the RRP. A total of 26,325 shares have been authorized of which 21,852 shares had been granted under the RRP as of June 30, 1996.

3.   IMPAIRED LOANS

     Impaired loans decreased $993,000 during the quarter ended June 30, 1996 reflecting the payoff of a multifamily loan previously recognized as impaired. All principal, interest and late charges contractually due were collected.

     The following table summarizes impaired loan information as of June 30, 1996.

Impaired loans                                           $      2,870,000
Impaired loans which have a specific reserve for
  loan losses calculated under SFAS 114                           404,000
Impaired loans which do not have a specific
  reserve for loan losses calculated under
  SFAS 114                                                      2,466,000


                                  (UNAUDITED)

4.   OTHER BORROWINGS

     Borrowings at June 30, 1996 consisted of a $6.0 million short term advance from the Federal Home Loan Bank bearing a rate of 5.50% maturing July 2, 1996 and a $4.0 million advance from the Federal Home Loan Bank bearing a rate of 6.205% amortizing based on a 30 year term and maturing on June 20,
     2000.   The advances are  collateralized by mortgage-backed securities.
     Borrowings also included an ESOP loan with a balance of $351,000 at June 30, 1996 with principal payments due each June 30 and December 31 and maturing June 30, 2001.

     The following is a schedule by fiscal year of future principal payments required under the amortizing advance agreement and the ESOP loan:

                                 FHLB Advances          ESOP Loan
                                 -------------       ------------
        1997                     $    37,231           $ 43,875
        1998                          52,405             87,750
        1999                          55,752             87,750
        2000                          59,312             87,750
        2001                       3,752,082             43,875

5.   EARNINGS PER COMMON SHARE

     Primary earnings per common share for the three months ended June 30, 1996 have been computed based on net income divided by the weighted average number of common shares and common share equivalents outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method. Additionally, net income and shares outstanding are adjusted to assume the conversion of the Convertible Subordinated Debentures for fully diluted earnings per common share. For purposes of determining primary earnings per share the weighted average number of common shares and common share equivalents outstanding for the three months ended June 30, 1996 was 840,054 and for fully-diluted earnings per share, 1,400,236.

6.   SUBSEQUENT EVENTS

     On July 24, 1996, the Holding Corp. declared a cash dividend of $.07 per share payable on September 4, 1996 to shareholders of record on August 14, 1996.

7.   SPECIAL DEPOSIT INSURANCE ASSESSMENT

     The deposits of savings institutions such as the Association are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation (the "FDIC"). Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF

                                  (UNAUDITED)


     has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. A recapitalization plan for the SAIF under consideration by Congress reportedly provides for a special assessment of 0.85% to 0.90% of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of 0.85% to 0.90% was assessed based on deposits as of March 31, 1995 (as proposed), the Association's special assessment would amount to approximately $1.7 million to $1.8 million, before taxes, respectively. Accordingly, this special assessment would significantly increase non-interest expense, and adversely effect the Company's results of operations. Conversely, depending upon the Association's capital level and supervisory rating, and assuming, although there can be no assurance, that the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums could decrease significantly for future periods, to as low as .04% from the .23% of deposits currently paid by the Association.

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

Fort Bend Holding Corp. (the "Holding Corp.") was incorporated under the laws of the State of Delaware to become a savings and loan holding company with Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association") as its subsidiary. The Holding Corp. was incorporated at the direction of the Board of Directors of the Association, and on June 30, 1993 acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "Conversion"). Prior to the Conversion, the Holding Corp. did not engage in any material operations and at June 30, 1996, it had no significant assets other than the investment in the capital stock of the Association, investment securities, deferred charges from subordinated debenture issue and cash and cash equivalents. Unless the context otherwise requires, all references herein to the Holding Corp. include the Holding Corp. and the Association on a consolidated basis.

The Association is principally engaged in the business of attracting retail savings deposits from the general public and investing those funds in first mortgage loans on owner occupied, single-family residences, mortgage-backed securities and investment securities. The Association originates residential construction and commercial real estate loans. The Association also originates consumer loans, including loans for the purchase of automobiles and home improvement loans.

The most significant outside factors influencing the operations of the Association and other banks and savings institutions include general economic conditions, competition in the local market place and the related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, the cost of funds, primarily consisting of deposits, is influenced by interest rates offered on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.

On May 10, 1996, the Holding Corp. entered into an agreement to acquire all the outstanding stock of FirstBanc Savings Association of Texas ("FirstBanc"). FirstBanc is a state chartered savings and loan association with one full service office located in Missouri City, Texas. The Missouri City/Sugarland area is located in east Fort Bend County. This should be a strategic location for the Association as east Fort Bend County has several master planned communities including the rapidly growing First Colony and a new 7,000 acre project known as Sienna Plantation. The transaction value is approximately $4.2 million and is subject to satisfaction of certain contractual conditions to closing, regulatory and shareholder approval. As of June 30, 1996, FirstBanc reported unaudited total assets of $30.6 million, deposits of $27.2 million and shareholders' equity of $3.1 million.

In order to continue to meet the financial services needs of the communities it serves, the Association intends to grow in a reasonable, prudent manner which may include expansion of the branch network or the acquisition of other financial institutions and related companies operating

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                   CONTINUED

generally within a 100 mile  radius of Rosenberg, Texas.     As a  part of this
intended growth, the Association has increased the portfolio allocation of single-family construction lending, commercial real estate lending and consumer lending. The Association recently hired an experienced construction lending officer and, as a result, the Association expects to increase its residential construction lending program, including the origination of speculative loans to qualified builders. The Association intends to generally limit the amount of
speculative  loans to any one builder to  approximately $800,000.   Residential
construction loans to owner-occupants are generally underwritten using the same criteria as for one- to four-family residential loans. Loan proceeds are disbursed in increments as construction progresses and inspections warrant. Certain improvements and expansion of facilities were completed in fiscal 1996 and an additional branch office was added in the quarter ended June 30, 1996, which management believes will assist in the expansion of the Association's core deposit base. Finally, the Association continues to look for opportunities to expand the loan servicing portfolio.

Loan servicing has been one of the stable income providers for the Association and will continue to be expanded, to the extent possible, through the retention of servicing for loans originated and sold into the secondary market, as well as through the purchase of mortgage servicing rights, to the extent deemed appropriate (and subject to market conditions at the time). During the quarter ended June 30, 1996, the Association purchased the right to service
approximately $62 million of mortgage loans.   Management believes purchases of
loan servicing rights may allow the Association to take advantage of some economies of scale related to servicing.

Interest rates have increased subsequent to the fiscal year ended March 31, 1996. The impact of this increase, may be a lower volume of permanent single family lending activity which would result in lower gains on sale of loans. While there are no assurances that the Association will be able to generate new sources of originations to neutralize the lower volume of permanent single family loans, attention is being given to increasing the level of single family construction lending, commercial real estate lending and consumer lending. It is difficult to determine the impact of rising interest rates on the net interest margin. The Association's one year interest sensitivity gap was positive 7.97%
at June 30, 1996.   A positive gap indicates there are more interest-earning
assets repricing during a stated period than interest-bearing liabilities potentially, resulting in an increase in the spread on such assets and liabilities, in a rising rate environment. A negative gap would have the opposite effect.

At June 30, 1996, the Holding Corp. had unrealized gains and losses in its investment securities and mortgage-backed securities portfolio which are being held to maturity. The Holding Corp. has both the intent and ability to hold
these securities until maturity.   Management believes the Holding Corp. will be
able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. Therefore, management does not believe these losses are other than temporary and will not be realized, and should not be recognized in the financial statements.

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                   CONTINUED

Most of the mortgage-backed securities are agency securities and are either guaranteed by the full faith and credit of the United States Government (GNMA) or are insured by a Government Sponsored Enterprise (FNMA & FHLMC). Private issue mortgage-backed securities consist of the "A" piece of "A-B" structured securities where the "B" piece is subordinate to the "A" piece and which were initially rated one of the two highest categories by one or several of the rating agencies. These securities have pool insurance and/or reserve funds in addition to the subordination of the "B" piece. Collateral for these
securities is whole mortgage loans.   None of these securities are considered
"high risk" as defined by the Office of Thrift Supervision and none have failed to pass the Federal Financial Institution Examination Council (FFIEC) mandatory test for "high risk" securities. The Association does not invest in "high risk" securities.

The management of the investment portfolio is not designed to be the primary source of funds for the Association's operations. Rather, it is viewed as a use of funds generated by the Association to be invested in interest-earning assets to be held to maturity. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities varies depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow requirements of the Association since the Association has the ability to borrow funds from the Federal Home Loan Bank of Dallas. Currently, the Association has the ability to borrow up to an additional $112 million if cash flow requirements cannot be met by attracting deposits from its customer base (its primary source of funds), or from repayment of loans and other sources.

The following schedule provides detail of the investment securities and the mortgage-backed securities portfolio, which are held to maturity, along with the related unrealized gains and losses.


SCHEDULE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES
HELD TO MATURITY
                                                             JUNE 30, 1996
                                -------------------------------------------------------------------------
                                                                                  UNREALIZED
                                   BOOK                 MARKET         ----------------------------------
TYPE OF SECURITY                   VALUE                VALUE             GAINS                 LOSSES
                                ------------       -------------       -----------          -------------
INVESTMENT SECURITIES:

U.S. Treasury Notes             $     997,432      $    996,250        $                    $       1,182
World Bank Bond &
   FHLB Debentures                 16,230,785        16,158,874              42,653               114,564
FNMA & FHLMC Debentures             2,990,848         2,858,969                                   131,879
         TOTAL HELD TO          -------------      ------------        ------------         -------------
            MATURITY            $  20,219,065      $ 20,014,093        $     42,653         $     247,625
                                =============      ============        ============         =============

MORTGAGE-BACKED SECURITIES:

FNMA
   Fixed                        $  11,125,839      $ 11,282,391        $    266,954         $     110,402
   Adjustable                      15,438,588        15,264,612              62,938               236,914

FHLMC
   Fixed                            7,145,464         7,125,427              62,128                82,165
   Adjustable                      17,017,395        16,792,423              67,597               292,569

GNMA
   Fixed                            2,552,435         2,599,936              50,408                 2,907
   Adjustable                       7,562,077         7,528,191              10,608                44,494

Private Issue
   Fixed
   Adjustable                       5,023,187         5,004,123              10,024                29,088

CMO
   Fixed
      FNMA                         12,275,745        11,982,681              22,585               315,649
      FHLMC                        12,129,948        11,927,848              26,634               228,734
      Private                       3,970,881         3,953,620               5,788                23,049
   Adjustable
      FNMA                          2,934,411         2,882,976              24,560                75,995
      FHLMC                         7,011,847         6,849,500              18,680               181,027
      Private                       2,942,308         2,869,127                                    73,181
         TOTAL HELD TO          -------------      ------------        ------------         -------------
            MATURITY            $ 107,130,125      $106,062,855        $    628,904         $   1,696,174
                                =============      ============        ============         =============


                                                             MARCH 31, 1996
                                -------------------------------------------------------------------------
                                                                                  UNREALIZED
                                   BOOK                 MARKET         ----------------------------------
TYPE OF SECURITY                   VALUE                VALUE             GAINS                 LOSSES
                                ------------       -------------       -----------          -------------
INVESTMENT SECURITIES:

U.S. Treasury Notes             $     996,839      $    998,120        $      1,281         $
World Bank Bond &
   FHLB Debentures                  5,247,145         5,186,785              40,039               100,399
FNMA & FHLMC Debentures             2,989,521         2,879,248                                   110,273
         TOTAL HELD TO          -------------      ------------        ------------         -------------
            MATURITY            $   9,233,505      $  9,064,153        $     41,320         $     210,672
                                =============      ============        ============         =============

MORTGAGE-BACKED SECURITIES:

FNMA
   Fixed                        $  11,631,375      $ 11,969,697        $    393,627         $      55,305
   Adjustable                      15,816,532        15,817,278             154,630               153,884

FHLMC
   Fixed                            7,457,968         7,540,961             119,060                36,067
   Adjustable                      17,801,264        17,808,211             100,262                93,315

GNMA
   Fixed                            2,622,503         2,725,387             102,884
   Adjustable                       8,018,104         8,041,718              44,574                20,960

Private Issue
   Fixed
   Adjustable                       5,306,546         5,288,821              12,647                30,372

CMO
   Fixed
      FNMA                         12,453,781        12,310,233              38,170               181,718
      FHLMC                        12,371,623        12,282,834              50,686               139,475
      Private                       3,969,574         4,022,320              57,736                 4,990
   Adjustable
      FNMA                          2,934,307         2,890,294                   0                44,013
      FHLMC                         7,023,394         6,888,173              35,654               170,875
      Private                       3,082,646         3,090,852               8,206                     0
         TOTAL HELD TO          -------------      ------------        ------------         -------------
            MATURITY            $ 110,489,617      $110,676,779        $  1,118,136         $     930,974
                                =============      ============        ============         =============

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                   CONTINUED


FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Holding Corp.'s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Holding Corp.'s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Holding Corp. wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Holding Corp. wishes to advise readers that the factors listed above could affect the Holding Corp.'s financial performance and could cause the Holding Corp.'s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Holding Corp. does not undertake - and specifically disclaims any obligation
- - to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

The Holding Corp. had net income of $406,000 or $0.48 per share for the three months ended June 30, 1996 compared to $403,000 or $0.46 per share for the same period in fiscal 1996. Fully diluted earnings per share were $0.40 for the three months ended June 30, 1996.

Net interest income, before provision for loan losses, increased $27,000 to $1,645,000 during the three months ended June 30, 1996, compared to $1,618,000 for the same period in fiscal 1996. Interest income increased $290,000 and primarily reflected an increase of $11.7 million in the average balance of
interest-earning assets.   An increase of $18.6 million in the average balance
of loans receivable and $4.8 million in investments, partially offset by a decrease of $11.8 million in mortgage-backed securities contributed to the increase in interest-earning assets. Interest expense increased approximately $264,000 and primarily reflected an increase of $15.1 million in the average balance of interest-bearing liabilities. An increase of approximately $5.2 million in average deposits and $9.9 million in average borrowings contributed to the increase in interest-bearing liabilities. Convertible subordinated debentures of $12.1 million, issued in December 1995, were primarily responsible for the increase in average borrowings. Net yield on average interest-earning assets for the three months ended June 30, 1996 and 1995 was 2.82% and 2.93%, respectively. The decrease resulted primarily from a decrease of .03% in net interest

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                   CONTINUED


spread to 2.54% for the three months ended June 30, 1996 from 2.57% for the three months ended June 30, 1995. This decrease in net yield reflected the additional cost of borrowings from the Federal Home Loan Bank of Dallas and the issuance of convertible subordinated debentures.

Management determines the amount of the allowance for loan losses which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors related to the collectibility of the loans. The provision for loan losses for the three months ended June 30, 1996 decreased $2,000 as compared to the same period in the last fiscal year, and was provided for estimated losses believed by management to be inherent in the loan portfolio.

Noninterest income for the three months ended June 30, 1996 was $612,000 compared to $457,000 for the same period in fiscal 1996. Gain on sale of loans was $50,000 for the three months ended June 30, 1996 compared to a gain of $59,000 for the same period in 1995. The volume of loans sold was $4.3 million and $2.1 million for the three months ended June 30, 1996 and June 30, 1995, respectively. Service charges increased approximately $39,000 which included an increase of $20,000 in late charges due primarily to a $17,000 late charge collected on a $928,000 loan paid off during the quarter. Loan servicing income increased approximately $29,000 and reflected the purchase of approximately $62 million of servicing rights during the quarter. The average servicing fee at June 30, 1996 was .32%. Other income increased approximately $96,000 and primarily reflected a $67,000 increase in financial services income, which is income derived from offering discount brokerage services and from certain insurance related activities.

Noninterest expenses increased $195,000 to $1.6 million for the three months ended June 30, 1996. Compensation and benefits increased $67,000 for the three months ended June 30, 1996 and primarily reflected normal salary increases and two additions to middle management, partially offset by a decrease in contributions to the retirement plan. Office occupancy increased $22,000 and primarily reflected increases of $5,000 in depreciation and $12,000 in utilities and rent expense. Most of the increase relates to the construction and remodeling work on the branches and the main office.

Income tax provision decreased $14,000 to $209,000 for the three months ended June 30, 1996 compared to $223,000 for the same period in fiscal 1996. The decrease primarily reflected the decrease in income before tax.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                   CONTINUED


ASSET/LIABILITY MANAGEMENT

The Holding Corp. attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Holding Corp.'s policies are designed to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities (interest sensitivity gap). The Holding Corp. has implemented these policies by generally selling long term fixed rate mortgage loan originations, retaining its adjustable rate mortgage loans, originating and retaining short-term consumer loans and purchasing adjustable rate or short term maturity loans, mortgage-backed securities, collateralized mortgage obligations and investment securities.
As a result of these policies, the Holding Corp.'s cumulative one year interest sensitivity gap at June 30, 1996, was a positive 7.97%. As interest rates, prepayments and early withdrawal levels change, however, the resulting interest sensitivity gap is expected to be affected.


ASSET QUALITY

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity.

As a result of this review process, management recorded a $25,000 provision for loan losses during the three months ended June 30, 1996. The Holding Corp.'s allowance for loan losses increased to $1,375,000 or 1.34% of total loans at June 30, 1996, as compared to $1,350,000 or 1.43% of total loans at March 31, 1996. While management believes it uses the best information available to make determinations regarding the adequacy of the allowance, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Holding Corp. consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The following table summarizes the various categories of the Holding Corp.'s non-performing assets.


                                             June 30, 1996      March 31, 1996

    Non-accruing loans                       $       662,796    $        729,274
    Troubled debt restructurings                   2,307,015           2,307,947
    Foreclosed assets                                123,215             123,215
                                             ---------------    ----------------
    Total non-performing assets              $     3,093,026    $      3,160,436
                                             ===============    ================
    Total non-performing assets
       as a percentage  of total assets                1.21%               1.29%


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                   CONTINUED


Total non-performing assets decreased by $67,410 for the three months ended June 30, 1996. The decrease was a result of a $40,000 mortgage loan previously included in non-accruing loans being brought current during the quarter and further paydown of other non-accruing mortgage and non-mortgage loans.

At June 30, 1996, foreclosed assets consisted of two single family houses. One house has been marketed by the Federal Home Loan Mortgage Corporation, the 95% participant in the original loan. It has been reported that the property has been sold and a payoff of the Association's participation is anticipated in July 1996. The other was sold at a $21,000 profit subsequent to the end of the quarter.


LIQUIDITY AND CAPITAL RESOURCES:

The Holding Corp.'s primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposit flows, prepayments of loan and mortgage-backed securities principal, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of June 30, 1996, the Association's liquidity ratio was 9.49%, which was in excess of the minimum regulatory requirements.

During the three months ended June 30, 1996, total deposits increased approximately $1.0 million. The increase primarily reflects the Association's marketing effort to attract funds into an 18 month certificate and the opening of a new branch in Katy, Texas.

The Holding Corp. uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At June 30, 1996, the Holding Corp. had commitments to originate loans totaling $4.6 million. The Holding Corp. considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Holding Corp. expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

During the three months ended June 30, 1996, the borrowings from the Federal Home Loan Bank of Dallas increased $6.0 million. The increase in borrowings partially covered the $10 million withdrawal and investment in short-term securities by the Holding Corp. It is anticipated that the amount of outstanding borrowings will fluctuate during the 1997 fiscal year depending upon cash flows from the various sources of funds.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                   CONTINUED


On April 18, 1996, the Holding Corp. declared a cash dividend of $0.07 per share payable on May 30, 1996 to the shareholders of record on May 9, 1996.

The Association is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. As of January 29, 1996, the Association was notified by the OTS that based on its reported capital position, the Association is considered to be "well capitalized" in accordance with the Prompt Corrective Action provision of Section 38 of the Federal Deposit Insurance Act. The table below presents the Association's capital position at June 30, 1996 relative to the existing regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Association will meet the requirements of the proposed capital regulations.

                                             Amount        Percent of
                                             (000's)       Assets (1)

          Tangible capital                 $ 17,804             7.3 %
          Tangible capital requirement        3,648             1.5
                                           --------        ----------
                  Excess                   $ 14,156             5.8 %
                                           ========        ==========
          Core capital                     $ 17,804             7.3 %
          Capital requirement                 7,296             3.0
                                           --------        ----------
                  Excess                   $ 10,508             4.3 %
                                           ========        ==========
          Total capital (i.e., core &
            supplemental capital)          $ 18,858            18.5
          Risk-based capital
            requirement                       8,144             8.0
                                           --------        ----------
                  Excess                   $ 10,714            10.5 %
                                           ========        ==========

(1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                   CONTINUED


IMPACT OF NEW ACCOUNTING STANDARDS

In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The Company adopted SFAS No. 121 on April 1,
1996.   The adoption of SFAS No. 121 did not have any impact on the Company's financial position or result of operations.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which establishes accounting and reporting standards for stock-based employee compensation plans. Companies are encouraged to utilize the fair-value method to measure stock based compensation but may continue to utilize the methods prescribed by APB Opinion No. 25 and disclose the pro-forma affects of the SFAS No. 123 method. Based on a preliminary review, the Company has elected to adopt only the reporting disclosures of SFAS No. 123.

In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which uses a "financial components" approach that focuses on content and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The pronouncement is effective for transactions occurring after December 31, 1996.

                          PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDING

     There are no material legal proceedings to which the Holding Corp. or the Association is a party or of which any of their property is subject. From time-to-time, the Association is a party to various legal proceedings incident to its business.

ITEM 2. - CHANGES IN SECURITIES

     None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. - OTHER INFORMATION

     None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 11 - Computation of earnings per share (attached)
          Exhibit 27 - Financial Data Schedule (attached)

     (b)  Reports on Form 8-K

          Fort Bend Holding Corp. filed the following Forms 8-K during the quarter ended June 30, 1996.

          May 2, 1996 - The registrant issued a press release announcing the results of operations for the quarter and fiscal year ended March 31, 1996 and the declaration of a cash dividend for the quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 FORT BEND HOLDING CORP.
                                 Registrant



Date:  August 8, 1996            /s/ LANE WARD
                                 -------------------------------------
                                 Lane Ward
                                 Vice Chairman, President and
                                  Chief Executive Officer



Date:  August 8, 1996            /s/ DAVID D. RINEHART
                                 -------------------------------------
                                 David D. Rinehart
                                 Senior Vice President and Chief
                                   Financial Officer