Form 10-Q
period 1996-09-30
FORT BEND HOLDING CORP
filed 1996-11-14
CIK 896766

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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
                                      ----   ----

There were 907,372 shares and 819,198 shares of Common Stock ($0.01 par value) issued and outstanding, respectively as of October 1, 1996.


                                    1 of 24

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            FORT BEND HOLDING CORP.

            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                  (Unaudited)

            ASSETS                             September 30, 1996    March 31, 1996
                                               ------------------    --------------
Cash and due from banks                            $  5,807,516       $  3,451,880
Short-term investments                                8,323,211         13,541,782
Certificates of deposit                                 200,000            200,000
                                                   ------------       ------------
     Total cash and cash equivalents                 14,330,727         17,193,662

Investment securities available for sale,
  at market value                                     2,740,491          2,684,607
Investment securities held to maturity
  (estimated market value of $21,899,058 and
  $9,064,153 at September 30, 1996 and
  March 31, 1996, respectively)                      22,221,861          9,233,505
Mortgage-backed securities available for sale,
  at market value                                       723,355            873,502
Mortgage-backed securities held to maturity
  (estimated  market value of $103,019,682 and
  $110,676,779 at September 30, 1996
  and March 31, 1996, respectively)                 103,809,238        110,489,617
Loans receivable, net                               122,150,817         92,861,594
Loans held for sale                                      74,857            922,422
Accrued interest receivable                           1,687,563          1,466,272
Real estate, net                                        871,634            155,372
Federal Home Loan Bank stock, at cost                 1,878,300          1,460,200
Premises and equipment, net                           4,563,745          3,635,046
Mortgage servicing rights, net                        2,468,087          1,235,714
Prepaid expenses and other assets                     2,420,625          1,538,171
Deferred income taxes                                   423,123            418,949
Goodwill, net                                         1,329,959                ---
                                                   ------------       ------------
     Total assets                                  $281,694,382       $244,168,633
                                                   ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                           $235,123,114       $203,913,715
Convertible Subordinated Debentures                  12,100,000         12,100,000
Other borrowings                                      4,295,563          4,363,688
Advances from borrowers for taxes and insurance       8,992,026          4,224,796
Accounts payable, accrued expenses and other
  liabilities                                         3,787,068          1,994,063
                                                   ------------       ------------
     Total liabilities                              264,297,771        226,596,262
                                                   ------------       ------------
Stockholders' Equity:
Serial preferred stock, $.01 par value -
  500,000 shares authorized, none outstanding
Common Stock $.01 par value, 2,000,000 shares
  authorized 907,372 shares issued and 819,198
  shares outstanding at September 30, 1996 and
  905,572 shares issued and 817,398 shares
  outstanding at March 31, 1996                           9,073              9,055
Additional paid-in capital                            8,580,932          8,514,562
Unearned employee stock ownership plan shares          (351,000)          (394,875)
Deferred compensation                                  (106,921)           (98,668)
Net unrealized depreciation on available for
  sale securities, net of tax                           (11,756)           (21,786)
Retained earnings (substantially restricted)         10,732,784         11,020,584
Treasury stock, at cost - 88,174 shares at
  September 30, 1996 and March 31, 1996              (1,456,501)        (1,456,501)
                                                   ------------       ------------
     Total stockholders' equity                      17,396,611         17,572,371
                                                   ------------       ------------
        Total liabilities and stockholders'
          equity                                   $281,694,382       $244,168,633
                                                   ============       ============


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                            FORT BEND HOLDING CORP.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)


                                                             Three Months Ended                  Six Months Ended
                                                                September 30,                      September 30,
                                                        ----------------------------      ----------------------------
                                                           1996             1995             1996             1995
                                                        -----------      -----------      -----------      -----------
Interest Income:
   Loans                                                $2,389,598       $1,813,066       $4,520,287       $3,546,958
   Short-term investments                                  231,586           88,870          418,981          166,765
   Investment securities                                   202,532          189,560          350,528          439,858
   Mortgage-backed securities                            1,755,901        1,953,969        3,585,160        3,896,698
                                                        ----------       ----------       ----------       ----------
      Total interest income                              4,579,617        4,045,465        8,874,956        8,050,279
                                                        ----------       ----------       ----------       ----------
Interest expense:
   Deposits                                              2,467,155        2,334,249        4,787,306        4,583,685
   Borrowings                                              335,644          115,159          665,694          252,071
                                                        ----------       ----------       ----------       ----------
      Total interest expense                             2,802,799        2,449,408        5,453,000        4,835,756
                                                        ----------       ----------       ----------       ----------
      Net interest income before provision for
        loan losses                                      1,776,818        1,596,057        3,421,956        3,214,523
Provision for loan losses                                   43,000           18,000           68,000           45,053
                                                        ----------       ----------       ----------       ----------
      Net interest income after provision for
        loan losses                                      1,733,818        1,578,057        3,353,956        3,169,470
                                                        ----------       ----------       ----------       ----------
Noninterest income:
   Gain (loss) on sale of  loans                            56,350           64,640          106,299          123,845
   Service charges                                         131,092           72,607          244,510          147,239
   Loan servicing income                                   193,524          134,453          363,155          275,252
   Other income                                            317,032          215,670          596,170          398,326
                                                        ----------       ----------       ----------       ----------
      Total noninterest income                             697,998          487,370        1,310,134          944,662
                                                        ----------       ----------       ----------       ----------
Noninterest expenses:
   Compensation and benefits                               938,549          767,365        1,770,420        1,532,137
   Office occupancy and equipment                          242,525          158,452          429,545          323,350
   Federal insurance premiums                              133,307          113,924          257,589          227,215
   Savings Association Insurance Fund Assessment         1,492,686              ---        1,492,686              ---
   Amortization of mortgage servicing rights                82,787           48,076          147,037          108,076
   Insurance and surety bond expense                        37,923           28,389           71,539           54,458
   Other                                                   404,070          282,155          780,586          575,875
                                                        ----------       ----------       ----------       ----------
      Total noninterest expenses                         3,331,847        1,398,361        4,949,402        2,821,111
Income (loss) before income tax                           (900,031)         667,066         (285,312)       1,293,021
Income tax provision (benefit)                            (321,200)         226,112         (112,200)         449,012
                                                        ----------       ----------       ----------       ----------
Net income (loss)                                       $ (578,831)      $  440,954       $ (173,112)      $  844,009
                                                        ==========       ==========       ==========       ==========
Primary earnings (loss) per common share                $    (0.69)      $     0.50       $    (0.21)      $     0.96
                                                        ==========       ==========       ==========       ==========
Fully diluted earnings (loss) per common share          $    (0.69)      $     0.50       $    (0.21)      $     0.96
                                                        ==========       ==========       ==========       ==========
Dividends per common share                              $     0.07       $     0.07       $     0.14       $     0.14
                                                        ==========       ==========       ==========       ==========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                            FORT BEND HOLDING CORP.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                           Six Months Ended
                                                                             September 30,
                                                                    -------------------------------
                                                                        1996              1995
                                                                    ------------       ------------
Operating activities:
    Net income (loss)                                               $  (173,112)       $   844,009
        Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
    Provision for losses on loans and real estate                        68,000             45,053
    Depreciation                                                        134,898            100,081
    Amortization of deferred compensation                                24,597             21,312
    Compensation charge related to release of ESOP shares                33,538             32,461
    Amortization of premiums and discounts on securities, net             6,064             71,547
    Amortization of loan premium, discount, and deferred fees, net     (119,248)           (83,665)
    Deferred income tax provision (benefit)                              (9,172)           114,883
    Gain on sale of real estate                                         (31,087)           (13,583)
    Amortization of unearned income                                      (6,070)               ---
    Amortization of mortgage servicing rights                           147,037             (2,733)
    Amortization of debt issue costs                                     40,218            108,076
    Amortization of goodwill                                              6,796
    Net (gain) loss on sale of loans                                    (92,864)          (123,845)
    Dividends on Federal Home Loan Bank stock                           (48,100)           (45,500)
    Origination of loans held for sale                               (6,264,911)        (5,565,886)
    Proceeds from sale of loans                                       7,205,340          4,976,183
    Net change in accrued interest receivable                          (221,291)           (25,457)
    Net change in prepaid expenses and other assets                    (739,672)          (723,303)
    Net change in accounts payable, accrued expenses
      and other liabilities                                           1,601,073             18,669
                                                                    -----------        -----------
    Net cash provided by (used in) operating activities               1,562,034           (251,698)
                                                                    -----------        -----------

                                   Continued

                            FORT BEND HOLDING CORP.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)



                                                                            Six Months Ended
                                                                              September 30,
                                                                     -------------------------------
                                                                         1996              1995
                                                                     -------------    --------------
Investing activities:
    Net change in loans receivable                                    (9,171,383)        (7,072,479)
    Proceeds from sale of real estate                                     37,233             13,123
    Improvements to real estate                                               --             (1,118)
    Purchase of premises and equipment                                  (373,595)           (68,494)
    Proceeds from maturity of investment securities                   10,000,000          1,000,000
    Purchase or origination of mortgage servicing rights              (1,379,410)           (53,074)
    Purchase of investment securities available for sale                 (58,473)               ---
    Principal collected on mortgage-backed securities held to
      maturity                                                         6,670,245          6,158,258
    Principal collected on mortgage-backed securities available
      for sale                                                           167,974         (2,485,347)
    Purchase of investment securities held to maturity               (22,984,496)              ---
    Net cash acquired in acquisition                                   3,541,250               ---
                                                                    ------------      -------------
            Net cash used in investing activities                    (13,550,655)        (2,509,131)
                                                                    ------------      -------------
Financing activities:
    Net increase in deposits                                           4,658,394          7,729,453
    Net increase (decrease) in short-term borrowings                         ---        160,300,000
    Payment on long-term borrowings                                      (24,250)      (165,807,677)
    Increase in advances from borrowers for taxes and insurance        4,606,230          4,229,859
    Net proceeds from issuance of common stock                               ---             15,500
    Dividends paid                                                      (114,688)          (120,390)
    Purchase of treasury stock                                               ---           (168,750)
                                                                    ------------      -------------
            Net cash provided by financing activities                  9,125,686          6,177,995
                                                                    ------------      -------------
Net increase (decrease) in cash and cash equivalents                  (2,862,935)         3,417,166
Cash and cash equivalents at beginning of period                      17,193,662          6,832,312
                                                                    ------------      -------------
Cash and cash equivalents at end of period                          $ 14,330,727      $  10,249,478
                                                                    ============      =============
Supplemental disclosure of cash flow information:
    Cash paid for:
           Interest                                                 $  2,890,723      $   2,385,986
           Income taxes                                                  420,000            425,000
Supplemental disclosure of noncash activities:
           Real estate acquired in settlement of loans              $    617,408      $       1,435
           Loans originated related to sales of real estate              182,000             69,300
           Stock issued to recognition and retention plan                 32,850             22,500
           Reduction of ESOP debt by the ESOP                             43,875             43,875
           Net unrealized depreciation on available for sale
             securities, net of tax                                       10,030


         The accompanying notes are an integral part of the condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. BASIS OF PRESENTATION

        The unaudited information for the three and six months ended September 30, 1996 and 1995 includes the results of operations of Fort Bend Holding Corp. (the "Holding Corp.") and its wholly-owned subsidiary Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

        The March 31, 1996 condensed consolidated statement of financial condition data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

2. RECOGNITION AND RETENTION PLAN

        The Holding Corp. has a Recognition and Retention Plan ("RRP") as a method of providing key officers with a proprietary interest in the Holding Corp. in a manner designed to encourage such individuals to remain with the Holding Corp. or the Association. All outstanding awards vest at a rate of 20% per year. On April 1, 1996, an additional 1,800 shares were granted under the RRP. A total of 26,325 shares have been authorized of which 21,852 shares had been granted under the RRP as of September 30, 1996.

3. IMPAIRED LOANS

        Impaired loans decreased $412,000 during the three months ended September 30, 1996 and $1,405,000 during the six months ended September 30, 1996. The recent quarter decline resulted from the foreclosure of a commercial real estate loan while the prior quarter decline reflected the payoff of a multifamily loan. Each of these loans were previously recognized as impaired.

        The following table summarizes impaired loan information as of September 30, 1996.

        Impaired loans                                      $2,458,000
        Impaired loans which have a specific reserve
          for loan losses calculated under SFAS 114                -0-
        Impaired loans which do not have a specific
          reserve for loan losses calculated under
          SFAS 114                                          $2,458,000

                                  (Unaudited)

4. OTHER BORROWINGS

        Borrowings at September 30, 1996 consisted of a $4.0 million advance from the Federal Home Loan Bank bearing a rate of 6.205% amortizing based on a 30 year term and maturing on June 20, 2000. The advance is collateralized by mortgage-backed securities. Borrowings also included an ESOP loan with a balance of $351,000 at September 30, 1996 with principal payments due each June 30 and December 31 and maturing June 30, 2001.

        The following is a schedule by fiscal year of future principal payments required under the amortizing advance agreement and the ESOP loan:



                   FHLB Advances              ESOP Loan
                   -------------              ---------
        1997        $   25,012                 $43,875
        1998            52,405                  87,750
        1999            55,752                  87,750
        2000            59,312                  87,750
        2001         3,752,082                  43,875


5. EARNINGS PER COMMON SHARE

        Primary earnings per common share for the three and six months ended September 30, 1996 have been computed based on net income divided by the weighted average number of common shares and common share equivalents outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method. Additionally, net income and shares outstanding are adjusted to assume the conversion of the Convertible Subordinated Debentures for fully diluted earnings per common share. For purposes of determining primary earnings per share the weighted average number of common shares and common share equivalents outstanding for the three and six months ended September 30, 1996 was 842,476 and for fully-diluted earnings per share, 1,402,658.

6. SUBSEQUENT EVENTS

        On October 25, 1996, the Holding Corp. declared a cash dividend of $.07 per share payable on December 6, 1996 to shareholders of record on November 15, 1996.

        On August 5, 1996, the Association signed a letter of intent and on October 31, 1996, signed a definitive agreement with The Woodlands Corporation to acquire a controlling interest in a new limited liability company to be called the New Mitchell Mortgage Company ("New Mitchell"). It is being formed for the purpose of engaging in the mortgage banking business, including the origination and servicing of single family purchase loans, single family construction loans and commercial and multifamily real estate loans. The Woodlands would contribute certain mortgage loans and its mortgage

                                  (Unaudited)

servicing portfolio and liabilities of its wholly-owned mortgage banking subsidiary, Mitchell Mortgage Company ("Mitchell"), in exchange for a 49% ownership interest in New Mitchell and Fort Bend would contribute cash of approximately $2.6 million in exchange for a 51% ownership interest in New Mitchell. Mitchell Mortgage Company was formed in 1974 and has had a mortgage banking relationship with Fort Bend Holding Corp. for seven years. The transaction should be completed by January, 1997. New Mitchell is proposed to be operated in a manner consistent with that currently engaged in by Mitchell, and will have approximately $600 million of loan servicing.

7. SPECIAL DEPOSIT INSURANCE ASSESSMENT

        The deposits of savings institutions such as the Association are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation (the "FDIC"). Financial institutions which are members of the BIF have experienced substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. A recapitalization plan for the SAIF was signed by the President on September 30, 1996 as part of the Economic Growth and Regulatory Paperwork Reduction Act and provides for a one-time special assessment of .657% of deposits imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. The assessment of .657% was assessed based on deposits as of March 31, 1995 and the Association's special assessment amounted to approximately $985,000 after taxes. Accordingly, this special assessment has significantly increased non-interest expense, and adversely affected the Company's results of operations. Conversely, depending upon the Association's capital level and supervisory rating, future annual deposit insurance premiums are expected to decrease for periods beginning January 1, 1997, to approximately
 .064% from .23% of deposits currently paid by the Association.

8. FIRSTBANC SAVINGS ACQUISITION

        On May 10, 1996, the Holding Corp. entered into an agreement to acquire all the outstanding stock of FirstBanc Savings Association of Texas ("FirstBanc"). On August 16, 1996, the transaction was closed and the Holding Corp. immediately merged FirstBanc into the Association. FirstBanc was a state chartered savings and loan association with one full service office located in Missouri City, Texas. The Missouri City/Sugarland area is located in east Fort Bend County. Management believes that this will be a strategic location for the Association as east Fort Bend County has several master planned communities including the rapidly growing First Colony and a new 7,000 acre project known as Sienna Plantation. As of August 16, 1996, FirstBanc reported unaudited total assets of $30.0 million, deposits of $26.8 million and shareholders' equity of $3.0 million. Goodwill created from this transaction was approximately $1.3 million and will be amortized to expense over fifteen years.

                                  (Unaudited)


        The FirstBanc acquisition has been recorded using the purchase method of accounting and, accordingly, the purchase price of approximately $4.2 million, was allocated to the assets based on their estimated fair values at the date of acquisition. The operating results of FirstBanc have been included in the Company's results of operations commencing August 16, 1996.

        The following summarized unaudited pro forma results of operations for the Holding Corp. for the six months ended September 30, 1996 and 1995 assume the FirstBanc acquisition occurred as of April 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the periods presented, or that may result in the future.


                                    For the six months ended
                                          September 30,
                               ----------------------------------
                                   1996                   1995
                               -----------             ----------

     Revenues                  $10,023,000             $9,493,000
                               ===========             ==========
     Net income (loss)         $  (257,000)            $  899,000
                               ===========             ==========
     Primary earnings (loss)
       per share               $     (0.31)            $     1.02
                               ===========             ==========

                                    Item 2.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

GENERAL

Fort Bend Holding Corp. (the "Holding Corp.") was incorporated under the laws of the State of Delaware to become a savings and loan holding company with Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association") as its subsidiary. The Holding Corp. was incorporated at the direction of the Board of Directors of the Association, and on June 30, 1993 acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "Conversion"). Prior to the Conversion, the Holding Corp. did not engage in any material operations and at September 30, 1996, it had no significant assets other than the investment in the capital stock of the Association, investment securities, deferred charges from subordinated debenture issue and cash and cash equivalents. Unless the context otherwise requires, all references herein to the Holding Corp. include the Holding Corp. and the Association on a consolidated basis.

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

In order to continue to meet the financial services needs of the communities it serves, the Association intends to grow in a reasonable, prudent manner which may include expansion of the branch network or the acquisition of other financial institutions and related companies operating generally within a 100 mile radius of Rosenberg, Texas. As a part of this intended growth, the Association has increased the portfolio allocation of single-family construction lending, commercial real estate lending and consumer lending. The Association through its acquisition of FirstBanc, added an experienced construction lending officer and, as a result, the Association expects to increase its residential construction lending program, including the origination of speculative loans to qualified builders. Residential construction loans to owner-occupants are generally underwritten using the same criteria as for one- to four-family residential loans. Loan proceeds are disbursed in increments as construction progresses and inspections warrant. Certain improvements and expansion of facilities were completed in fiscal 1996 and two additional branch offices were added during the six months ended September 30, 1996, which management believes will assist in the expansion of the Association's core deposit base. Finally, the Association continues to look for opportunities to expand the loan servicing portfolio.

In furtherance of this goal, the acquisition of FirstBanc was completed on August 16, 1996. See Note 8 to the Condensed Consolidated Financial Statements. In addition, on August 5, 1996, the Association signed a letter of intent and on October 31, 1996, signed a definitive agreement with The Woodlands Corporation ("The Woodlands") and Mitchell Mortgage Company ("Mitchell Mortgage"), a wholly-owned subsidiary of The Woodlands, to acquire a controlling interest in a new limited liability company to be called Mitchell Mortgage Company, L.L.C. ("New Mitchell"). It is being formed for the purpose of engaging in the mortgage banking business, including the origination and servicing of single family purchase loans, single family construction loans and commercial and multifamily real estate loans. Mitchell Mortgage would contribute certain mortgage loans and its mortgage servicing portfolio and liabilities of Mitchell Mortgage, in exchange for a 49% ownership interest in New Mitchell and Fort Bend would contribute cash in exchange for a 51% ownership interest in New Mitchell. Mitchell Mortgage was formed in 1974 and has had a mortgage banking relationship with Fort Bend Holding Corp. for seven years. As part of the transaction the Holding Corp. agreed to provide Mitchell Mortgage, or its successor with a right to convert its ownership interest in New Mitchell into shares of the Holding Corp. under limited circumstances at an exchange rate of $24.30 per share.

Loan servicing has been one of the stable income providers for the Association and will continue to be expanded, to the extent possible, through the retention of servicing for loans originated and sold into the secondary market, as well as through the purchase of mortgage servicing rights, to the extent deemed appropriate (and subject to market conditions at the time). During the six months ended September 30, 1996, the Association purchased the right to service approximately $62 million of mortgage loans. Management believes purchases of loan servicing rights may allow the Association to take advantage of some economies of scale related to servicing.

Interest rates have fluctuated subsequent to the fiscal year ended March 31, 1996. The impact of these changes, may be a lower volume of permanent single family lending activity which would result in lower gains on sale of loans. While there are no assurances that the Association will be able to generate new sources of originations to neutralize the lower volume of permanent single family loans, attention is being given to increasing the level of single family construction lending, commercial real estate lending and consumer lending. It is difficult to determine the impact of changing interest rates on the net interest margin. The Association's one year interest sensitivity gap was positive 7.97% at June 30, 1996 (the latest date available). A positive gap indicates there are more interest-earning assets repricing during a stated period than interest-bearing liabilities potentially, resulting in an increase in the spread on such assets and liabilities, in a rising rate environment. A negative gap would have the opposite effect.

At September 30, 1996, the Holding Corp. had unrealized gains and losses in its investment securities and mortgage-backed securities portfolio which are being held to maturity. The Holding Corp. has both the intent and ability to hold these securities until maturity. Management believes the Holding Corp. will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. Therefore, management does not believe these losses are other than temporary and will not be realized, and should not be recognized in the financial statements.

Most of the mortgage-backed securities are agency securities and are either guaranteed by the full faith and credit of the United States Government (GNMA) or are insured by a Government Sponsored Enterprise (FNMA or FHLMC). Private issue mortgage-backed securities consist of the "A" piece of "A-B" structured securities where the "B" piece is subordinate to the "A" piece and which were initially rated one of the two highest categories by one or several of the rating agencies. These securities have pool insurance and/or reserve funds in addition to the subordination of the "B" piece. Collateral for these securities is whole mortgage loans. None of these securities are considered "high risk" as defined by the Office of Thrift Supervision and none have failed to pass the Federal Financial Institution Examination Council (FFIEC) mandatory test for "high risk" securities. The Association does not invest in "high risk" securities.

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

SCHEDULE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES
HELD TO MATURITY


                                                                SEPTEMBER 30, 1996
                                         -------------------------------------------------------------------
                                                                                       UNREALIZED
                                             BOOK            MARKET           -------------------------------
TYPE OF SECURITY                            VALUE             VALUE               GAINS              LOSSES
                                         ------------     ------------        ------------       ------------
INVESTMENT SECURITIES:

U.S. Treasury Notes                      $    998,032     $    998,120        $         88       $
World Bank Bonds & FHLB Debentures         18,231,640       18,030,359              45,700            246,981
FNMA & FHLMC Debentures                     2,992,189        2,870,579                                121,610
                                         ------------     ------------        ------------       ------------
        TOTAL HELD TO MATURITY           $ 22,221,861     $ 21,899,058        $     45,788       $    368,591
                                         ============     ============        ============       ============

MORTGAGE-BACKED SECURITIES:

FNMA
  Fixed                                  $ 10,479,715     $ 10,624,452        $    242,815       $     98,078
  Adjustable                               14,967,953       14,825,970              62,669            204,652

FHLMC
  Fixed                                     6,798,667        6,774,951              59,479             83,195
  Adjustable                               16,307,829       16,117,648              72,820            263,001

GNMA
  Fixed                                     2,516,844        2,570,704              54,891              1,031
  Adjustable                                7,238,079        7,220,088              17,596             35,587

Private Issue
  Fixed
  Adjustable                                4,788,009        4,770,823              10,444             27,630

CMO
  Fixed
    FNMA                                   12,134,494       11,887,272              19,233            266,455
    FHLMC                                  11,884,001       11,730,230              28,426            182,197
    Private                                 3,952,428        3,959,014              17,626             11,040
  Adjustable
    FNMA                                    2,934,514        2,890,548              32,377             76,343
    FHLMC                                   6,948,774        6,848,064              31,456            132,166
    Private                                 2,857,931        2,799,918                                 58,013
                                         ------------     ------------        ------------       ------------
        TOTAL HELD TO MATURITY           $103,809,238     $103,019,682        $    649,832       $  1,439,388
                                         ============     ============        ============       ============


                                                                   MARCH 31, 1996
                                         -------------------------------------------------------------------
                                                                                       UNREALIZED
                                             BOOK            MARKET           -------------------------------
TYPE OF SECURITY                            VALUE             VALUE               GAINS              LOSSES
                                         ------------     ------------        ------------       ------------
INVESTMENT SECURITIES:

U.S. Treasury Notes                      $    996,839     $    998,120        $      1,281       $
World Bank Bonds & FHLB Debentures          5,247,145        5,186,785              40,039            100,399
FNMA & FHLMC Debentures                     2,989,521        2,879,248                                110,273
                                         ------------     ------------        ------------       ------------
        TOTAL HELD TO MATURITY           $  9,233,505     $  9,064,153        $     41,320       $    210,672
                                         ============     ============        ============       ============

MORTGAGE-BACKED SECURITIES:

FNMA
  Fixed                                  $ 11,631,375     $ 11,969,697        $    393,627       $     55,305
  Adjustable                               15,816,532       15,817,278             154,630            153,884

FHLMC
  Fixed                                     7,457,968        7,540,961             119,060             36,067
  Adjustable                               17,801,264       17,808,211             100,262             93,315

GNMA
  Fixed                                     2,622,503        2,725,387             102,884
  Adjustable                                8,018,104        8,041,718              44,574             20,960

Private Issue
  Fixed
  Adjustable                                5,306,546        5,288,821              12,647             30,372

CMO
  Fixed
    FNMA                                   12,453,781       12,310,233              38,170            181,718
    FHLMC                                  12,371,623       12,282,834              50,686            139,475
    Private                                 3,969,574        4,022,320              57,736              4,990
  Adjustable
    FNMA                                    2,934,307        2,890,294                   0             44,013
    FHLMC                                   7,023,394        6,888,173              35,654            170,875
    Private                                 3,082,646        3,090,852               8,206                  0
                                         ------------     ------------        ------------       ------------
        TOTAL HELD TO MATURITY           $110,489,617     $110,676,779        $  1,118,136       $    930,974
                                         ============     ============        ============       ============

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

The Holding Corp. does not undertake - and specifically disclaims any obligation - to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

         Comparison of Three Months ended September 30, 1996 and 1995

The Holding Corp. had a net loss of $579,000 or ($.69) primary and fully diluted loss per share for the three months ended September 30, 1996 compared to net income of $441,000 or $.50 per share for the same period in fiscal 1996. As more fully discussed below, this change was primarily the result of the one-time SAIF assessment.

During the quarter, the Holding Corp. acquired FirstBanc Savings Association ("FirstBanc") a $30 million savings and loan association located in Missouri City, a southwest Houston suburb. The acquisition included approximately $21 million of loans receivable and a $27 million in deposits. The facility is leased and is staffed with a branch manager, nine full-time and two part-time employees. Goodwill of $1.3 million was created from this transaction and will be amortized over fifteen years.

Net interest income, before provision for loan losses, increased $181,000 to $1.8 million during the three months ended September 30, 1996. Interest income increased $534,000 to $4.6 million and primarily reflected a $17.0 million increase in the average balance of interest-earning assets, and an increase of
 .23% in the average yield on interest-earning assets to 7.41% for the three months September 30, 1996 compared to 7.18% for the three months ended September 30, 1995.

The increase in average yield reflected the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.65% into portfolio loans with average rates of 8.51%. An increase of $24.3 million in the average balance of loans receivable and $6.6 million in investments, partially offset by a decrease of $14.2 million in mortgage-backed securities contributed to the increase in interest-earning assets.

Interest expense increased $353,000 for the three months ended September 30, 1996 compared to the same period in fiscal 1996. The increase primarily reflected a .09% increase in the average rate paid on average interest-bearing liabilities to 4.85% for the three months ended September 30, 1996 compared to 4.76% for the three months ended September 30, 1995 and a $22.1 million increase in the average balance of interest-bearing liabilities, reflecting increases of $13.7 million in deposits and $8.4 million in borrowings.

Non-interest income increased $211,000 to $698,000 for the three months ended September 30, 1996 compared to $487,000 for the same period in fiscal 1996. The increase was primarily due to an increase in service charges of $58,000 to $131,000 which reflected increases in appraisal fees of $24,000, construction loan fees of $15,000 and late fees of $11,000 for the three months ended September 30, 1996. Loan servicing income increased $59,000 to $194,000 for the three months ended September 30, 1996 compared to $134,000 for the same period in fiscal 1996. This increase primarily reflects an increase of $69 million in loans serviced for others of which $62 million was a result of purchased servicing contracts. Other income increased $101,000 and primarily reflected a $62,000 increase in financial services income, which is income derived from offering Discount Brokerage Services and from certain insurance related activities.

Non-interest expense increased $1.9 million to $3.3 million for the three months ended September 30, 1996 compared to $1.4 million for the same period in fiscal 1996. A one-time assessment of approximately $1.5 million by the Savings Association Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, was responsible for a substantial part of the increase in noninterest expense. Approximately $191,000 related to the FirstBanc deposits. The assessment was based on deposits as of March 31, 1995, and was assessed at a rate of .657%. In addition, compensation and benefits increased $171,000 and primarily reflected additional personnel retained from the acquisition of FirstBanc and the addition of a new branch and normal salary increases. Office occupancy increased $84,000 to $243,000 for the three months ended September 30, 1996 compared to $158,000 for the same period in fiscal year 1996 and primarily reflects an increase of $32,000 in depreciation and $32,000 in rent and utilities. Most of the increase in occupancy cost is associated with the addition of a new branch in Katy, Texas and the acquisition of FirstBanc.

Income tax provision (benefit) decreased $547,000 to ($321,000) for the three months ended September 30, 1996 compared to $226,000 for the same period in fiscal 1996. The decrease primarily reflected the net loss for the quarter.

          Comparison of Six Months Ended September 30, 1996 and 1995

The Holding Corp. had a net loss of 173,000 or $0.21 per share for the six months ended September 30, 1996 compared to net income of $844,000 or $0.96 per share for the same period in fiscal 1996. As more fully discussed below, this change was primarily the result of the one-time SAIF assessment.

Net interest income, before provision for loan losses, increased $207,000 to $3,422,000 during the six months ended September 30, 1996, compared to $3,215,000 for the same period in fiscal 1996. Interest income increased $825,000 and primarily reflected an increase of $13.8 million in the average balance of interest-earning assets. An increase of $21.5 million in the average balance of loans receivable reflecting the acquisition of FirstBanc Savings and the Association's originations and additions to the portfolio and $5.4 million in investments, partially offset by a decrease of $13.0 million in mortgage-backed securities contributed to the increase in interest-earning assets. Interest expense increased approximately $617,000 and primarily reflected an increase of $18.6 million in the average balance of interest-bearing liabilities. An increase of approximately $9.4 million in average deposits reflecting the acquisition of FirstBanc Savings and $9.1 million in average borrowings contributed to the increase in interest-bearing liabilities. Convertible subordinated debentures of $12.1 million, issued in December 1995, were primarily responsible for the increase in average borrowings. Net yield on average interest-earning assets for the six months ended September 30, 1996 and 1995 was 2.84% and 2.88%, respectively.

Management periodically reviews the level of the allowance for loan losses, which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors related to the collectibility of the loans. The provision for loan losses for the six months ended September 30, 1996 increased $23,000 as compared to the same period in the last fiscal year, and was provided for estimated losses believed by management to be inherent in the loan portfolio and the increase in size of the loan portfolio.

Noninterest income for the six months ended September 30, 1996 was $1.3 million compared to $945,000 for the same period in fiscal 1996. Service charges increased approximately $97,000 which included an increase of $31,000 in late charges due partially to a $17,000 late charge collected on a $928,000 loan paid off during the six month period. Loan servicing income increased approximately $88,000 and reflected the purchase of approximately $62 million of servicing rights during the six month period. The average servicing fee at September 30, 1996 was .32%. Other income increased approximately $198,000 and primarily reflected a $129,000 increase in financial services income, which is income derived from offering discount brokerage services and from certain insurance related activities. These increases were partially offset by gain on sale of loans was $106,000 for the six months ended September 30, 1996 compared to a gain of $124,000 for the same period in 1995. The volume of loans sold was $7.3 million and $5.0 million for the six months ended September 30, 1996 and September 30, 1995, respectively.

Noninterest expenses increased $2.1 million to $4.9 million for the six months ended September 30, 1996. This was primarily the result of a one-time assessment of $1.5 million by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation, was responsible for a substantial part of the increase in noninterest expense. Approximately $191,000 related to the FirstBanc deposits. The assessment was based on deposits as of March 31, 1995, and was assessed at a rate of .657%. See Note 7 to the Condensed Consolidated Financial Statements. In addition to the SAIF assessment, compensation and benefits increased $238,000 for the six months ended September 30, 1996 and primarily reflected additional personnel retained from the acquisition of FirstBanc, normal salary increases and additions to staff, partially offset by a decrease in contributions to the retirement plan. Office occupancy increased $106,000 and primarily reflected increases of $35,000 in depreciation and $44,000 in utilities and rent expense. Most of the increase relates to the construction and remodeling work on the branches and the main office and the acquisition of FirstBanc.

Income tax provision (benefit) decreased $561,000 to ($112,000) for the six months ended September 30, 1996 compared to $449,000 for the same period in fiscal 1996. The decrease primarily reflected the decrease in income before tax.

ASSET/LIABILITY MANAGEMENT

The Holding Corp. attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Holding Corp.'s policies are designed to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities (interest sensitivity gap). The Holding Corp. has implemented these policies by generally selling long term fixed rate mortgage loan originations, retaining its adjustable rate mortgage loans, originating and retaining short-term consumer loans and purchasing adjustable rate or short term maturity loans, mortgage-backed securities, collateralized mortgage obligations and investment securities. As a result of these policies, the Holding Corp.'s cumulative one year interest sensitivity gap at June 30, 1996 (the latest date available), was a positive 7.97%. Management does not believe that its cumulative one year interest sensitivity gap at September 30, 1996, was substantially different from that at June 30, 1996. As interest rates, prepayments and early withdrawal levels change, however, the resulting interest sensitivity gap is expected to be affected.

ASSET QUALITY

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity.

As a result of this review process, management recorded a $43,000 provision for loan losses during the three months ended September 30, 1996, and a $68,000 provision for the six months ended September 30, 1996. The allowance for loan losses was further increased by the addition of $385,000 in allowance for loan loss held by FirstBanc at the time of acquisition. Net charge-offs for the six months ended September 30, 1996, totaled $209,000, attributed primarily to one commercial real estate loan, which was a nonaccrual loan. The Holding Corp.'s allowance for loan losses increased to $1,600,000 or 1.29% of total loans at September 30, 1996, as compared to $1,350,000 or 1.43% of total loans at March 31, 1996. The percent to total loans decreased due to the acquisition of loans from the FirstBanc merger. While management believes it uses the best information available to make determinations regarding the adequacy of the allowance, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Holding Corp. consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The following table summarizes the various categories of the Holding Corp.'s non-performing assets.



                                        September 30, 1996       March 31, 1996
                                        ------------------       --------------
     Non-accruing loans                     $  220,574             $  729,274
     Troubled debt restructurings            2,618,672              2,307,947
     Foreclosed assets                         846,757                123,215
                                            ----------             ----------
     Total non-performing assets            $3,686,003             $3,160,436
                                            ==========             ==========
        Total non-performing assets as
          a percentage  of total assets           1.31%                  1.29%


Total non-performing assets increased $526,000 for the six months ended September 30, 1996. The increase was primarily a result of the addition of two foreclosed properties held by FirstBanc at the time of acquisition and the subsequent foreclosure of two other properties which had been nonaccrual loans of FirstBanc. The increase in troubled debt restructurings reflected two loans totaling $439,000 acquired in the merger with FirstBanc. The largest is a $412,000 loan secured by a multi-tenant retail/restaurant and is paying as agreed.

At September 30, 1996, foreclosed assets consisted of two commercial properties and three single family houses. Both commercial properties and one of the single family houses are being marketed. The other two houses are being prepared for listing. Subsequent to the quarter ended September 30, 1996, a $1.9 million, multi-family loan matured on November 1, 1996. Management has discussed a possible loan workout agreement with the borrower and is also moving towards foreclosure. At the present time, the potential for loss cannot be determined.

LIQUIDITY AND CAPITAL RESOURCES:

The Holding Corp.'s primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposit flows, prepayments of loan and mortgage-backed securities principal, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1996, the Association's liquidity ratio was 12.61%, which was in excess of the minimum regulatory requirements.

During the six months ended September 30, 1996, total deposits increased approximately $31.2 million. The increase primarily reflects the acquisition of FirstBanc which had approximately $27 million in deposits, the Association's marketing effort to attract funds into an 18 month certificate, and the opening of a new branch in Katy, Texas.

The Holding Corp. uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At September 30, 1996, the Holding Corp. had commitments to originate loans totaling $7.8 million. The Holding Corp. considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Holding Corp. expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

During the six months ended September 30, 1996, the borrowings from the Federal Home Loan Bank of Dallas decreased $24,000 and ESOP debt decreased $44,000. It is anticipated that the amount of outstanding borrowings will fluctuate during the 1997 fiscal year depending upon cash flows from the various sources of funds.

On July 24, 1996, the Holding Corp. declared a cash dividend of $0.07 per share payable on September 4, 1996 to the shareholders of record on August 14, 1996.

The Association is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. As of January 29, 1996, the Association was notified by the OTS that based on its reported capital position, the Association is considered to be "well capitalized" in accordance with the Prompt Corrective Action provision of Section 38 of the Federal Deposit Insurance Act. The table below presents the Association's capital position at September 30, 1996 relative to the existing regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Association will meet the requirements of the proposed capital regulations.


                                                        Amount      Percent of
                                                        (000's)     Assets (1)
                                                        -------     ----------
      Tangible capital                                  $15,891        5.8%
      Tangible capital requirement                        4,082        1.5
                                                        -------       ----
          Excess                                        $11,809        4.3%
                                                        =======       ====
      Core capital                                      $15,891        5.8%
      Capital requirement                                 8,164        3.0
                                                        -------       ----
          Excess                                        $ 7,727        2.8%
                                                        =======       ====
      Total capital (i.e., core & supplemental
        capital)                                        $17,326       14.4%
      Risk-based capital requirement                      9,604        8.0
                                                        -------       ----
          Excess                                        $ 7,722        6.4%
                                                        =======       ====

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

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   FORT BEND HOLDING CORP.
                                   Registrant

                                   /s/ Lane Ward
Date: November 13, 1996            ------------------------------------
                                   Lane Ward
                                   Vice Chairman, President and Chief
                                    Executive Officer


                                   /s/ David D. Rinehart
Date: November 13, 1996            -------------------------------------
                                   David D. Rinehart
                                   Executive Vice President and Chief
                                    Financial Officer

                          PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

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

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit 11 - Computation of earnings per share (attached)

                Exhibit 27 - Financial Data Schedule (attached)

        (b)     Reports on Form 8-K

                Fort Bend Holding Corp. filed the following Forms 8-K during the six months ended September 30, 1996.

                July 30, 1996 - The registrant issued a press release announcing the results of operations for the quarter and fiscal year ended June 30, 1996 and the declaration of a cash dividend for the quarter ended June 30, 1996.

                August 16, 1996 - The registrant issued a press release announcing the completion of the acquisition of FirstBanc Savings Association.

                August 30, 1996 - The registrant issued a press release announcing the purchase of controlling interest in Mortgage Banking Business.

                September 20, 1996 - The registrant issued a press release announcing the stock repurchase program.