Form 10QSB
period 1996-12-31
FORT BEND HOLDING CORP
filed 1997-02-11
CIK 896766

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-QSB


                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

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
                                       -----     -----

There were 908,550 shares and 820,376 shares of Common Stock ($0.01 par value) issued and outstanding, respectively as of February 1, 1997.


                                    1 of 23

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            FORT BEND HOLDING CORP.

            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                  (Unaudited)



ASSETS                                  December 31, 1996        March 31, 1996

Cash and due from banks                    $  6,981,332           $  3,451,880
Short-term investments                       14,472,756             13,541,782
Certificates of deposit                         200,000                200,000
                                           ------------           ------------
     Total cash and cash equivalents         21,654,088             17,193,662

Investment securities available for
  sale, at market value                       2,779,442              2,684,607
Investment securities held to maturity
  (estimated market value of $10,943,103
  and $9,064,153 at December 31, 1996
  and March 31, 1996, respectively)          11,231,671              9,233,505
Mortgage-backed securities available
  for sale, at market value                     630,583                873,502
Mortgage-backed securities held to
  maturity (estimated  market value
  of $101,181,513 and $110,676,779
  at December 31, 1996 and March 31,
  1996, respectively)                       101,175,340            110,489,617
Loans receivable, net                       122,889,848             92,861,594
Loans held for sale                             296,706                922,422
Accrued interest receivable                   1,697,381              1,466,272
Real estate, net                              2,425,325                155,372
Federal Home Loan Bank stock, at cost         1,905,900              1,460,200
Premises and equipment, net                   4,490,676              3,635,046
Mortgage servicing rights, net                2,574,015              1,235,714
Prepaid expenses and other assets             3,019,404              1,538,171
Deferred income taxes                           420,277                418,949
Goodwill, net                                 1,341,432                     --
                                           ------------           ------------
     Total assets                          $278,532,088           $244,168,633
                                           ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                   $238,497,915           $203,913,715
Convertible Subordinated Debentures          12,100,000             12,100,000
Other borrowings                              4,239,279              4,363,688
Advances from borrowers for taxes
  and insurance                               3,585,017              4,224,796
Accounts payable, accrued expenses
  and other liabilities                       2,203,471              1,994,063
                                           ------------           ------------
     Total liabilities                      260,625,682            226,596,262
                                           ============           ============

Stockholders' Equity:
Serial preferred stock, $.01 par value
  - 500,000 shares authorized,
  none outstanding
Common Stock $.01 par value, 2,000,000
  shares authorized 908,550 shares
  issued and 820,376 shares outstanding at
  December 31, 1996 and 905,572 shares
  issued and 817,398 shares outstanding
  at March 31, 1996                               9,085                  9,055
Additional paid-in capital                    8,669,193              8,514,562
Unearned employee stock ownership
  plan shares                                  (307,125)              (394,875)
Deferred compensation                           (94,622)               (98,668)
Net unrealized depreciation on available
  for sale securities, net of tax                (6,233)               (21,786)
Retained earnings (substantially
  restricted)                                11,092,609             11,020,584
Treasury stock, at cost - 88,174 shares
  at December 31, 1996 and March 31, 1996    (1,456,501)            (1,456,501)
                                           ------------           ------------
     Total stockholders' equity              17,906,406             17,572,371
                                           ------------           ------------
        Total liabilities and
          stockholders' equity             $278,532,088           $244,168,633
                                           ============           ============


              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                            FORT BEND HOLDING CORP.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                       Three Months Ended               Nine Months Ended
                                                           December 31,                    December 31,
                                                       1996            1995            1996            1995
Interest Income:

   Loans                                             $2,673,173     $1,860,596     $ 7,193,460     $ 5,407,554
   Short-term investments                               256,338        155,188         675,319         321,953
   Investment securities                                214,074        213,492         564,602         653,350
   Mortgage-backed securities                         1,701,684      1,929,554       5,286,844       5,826,252
                                                     ----------     ----------     -----------     -----------
      Total interest income                           4,845,269      4,158,830      13,720,225      12,209,109
                                                     ----------     ----------     -----------     -----------
Interest expense:
   Deposits                                           2,643,474      2,377,799       7,430,780       6,961,484
   Borrowings                                           329,035        141,878         994,729         393,949
                                                     ----------     ----------     -----------     -----------
      Total interest expense                          2,972,509      2,519,677       8,425,509       7,355,433
                                                     ----------     ----------     -----------     -----------
      Net interest income before provision
       for loan losses                                1,872,760      1,639,153       5,294,716       4,853,676

Provision for loan losses                                60,000         60,000         128,000         105,053
                                                     ----------     ----------     -----------     -----------
      Net interest income after provision
       for loan losses                                1,812,760      1,579,153       5,166,716       4,748,623
                                                     ----------     ----------     -----------     -----------
Noninterest income:
   Gain on sale of  loans                                91,237        110,453         197,536         234,298
   Service charges                                      160,387         79,337         404,897         226,576
   Loan servicing income                                213,615        135,733         576,770         410,985
   Other income                                         355,764        301,646         951,934         699,972
                                                     ----------     ----------     -----------     -----------
      Total noninterest income                          821,003        627,169       2,131,137       1,571,831
                                                     ----------     ----------     -----------     -----------
Noninterest expenses:
   Compensation and benefits                          1,030,093        770,830       2,800,513       2,302,967
   Office occupancy and equipment                       290,975        163,550         720,520         486,900
   Federal insurance premiums                           110,092        118,179         367,681         345,394
   Savings Association Insurance Fund Assessment            ---            ---       1,492,686             ---
   Amortization of mortgage servicing rights            100,828         49,315         247,865         157,391
   Insurance and surety bond expense                     34,571         37,726         106,110          92,184
   Other                                                474,327        315,344       1,254,913         891,219
                                                     ----------     ----------      ----------     -----------
      Total noninterest expenses                      2,040,886      1,454,944       6,990,288       4,276,055

   Income  before income tax                            592,877        751,378         307,565       2,044,399

Income tax provision                                    175,709        275,100          63,509         724,112
                                                     ----------     ----------      ----------     -----------
Net income                                           $  417,168     $  476,278      $  244,056     $ 1,320,287
                                                     ==========     ==========      ==========     ===========
Primary earnings per common share                    $     0.49     $     0.55      $     0.29     $      1.50
                                                     ==========     ==========      ==========     ===========
Fully diluted earnings per common share              $     0.42     $     0.51      $     0.29     $      1.47
                                                     ==========     ==========      ==========     ===========
Dividends per common share                           $     0.07     $     0.07      $     0.21     $      0.21
                                                     ==========     ==========      ==========     ===========


                  The accompanying notes are an integral part of the condensed consolidated financial statements.


                        FORT BEND HOLDING CORP.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                                                                          Nine Months Ended
                                                                                                              December 31,
                                                                                                         1996            1995
Operating activities:
   Net income (loss)                                                                               $   244,056      $  1,320,287
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
   Provision for losses on loans and real estate                                                       128,000           105,053
   Depreciation                                                                                        236,600           149,023
   Amortization of deferred compensation                                                                36,896            31,968
   Compensation charge related to release of ESOP shares                                               101,785            70,020
   Amortization of premiums and discounts on securities, net                                             1,364            76,453
   Amortization of loan premium, discount, and deferred fees, net                                     (582,090)         (128,609)
   Deferred income tax provision (benefit)                                                              (9,342)          103,110
   Gain on sale of real estate                                                                         (31,087)          (74,212)
   Amortization of unearned income                                                                      (7,721)           (3,826)
   Amortization of mortgage servicing rights                                                           247,865           157,391
   Amortization of debt issue costs                                                                     60,327             5,683
   Amortization of goodwill                                                                             28,996               ---
   Net gain on sale of loans                                                                          (197,536)         (234,298)
   Dividends on Federal Home Loan Bank stock                                                           (75,700)          (68,500)
   Origination of loans held for sale                                                              (10,347,663)       (9,432,300)
   Proceeds from sale of loans                                                                      11,170,915         9,630,608
   Net change in accrued interest receivable                                                          (231,109)          (27,440)
   Net change in prepaid expenses and other assets                                                  (1,358,560)         (271,486)
   Net change in accounts payable, accrued expenses
      and other liabilities                                                                             19,127            80,846
                                                                                                   -----------         ---------

      Net cash provided by (used in) operating activities                                             (564,877)        1,489,771
                                                                                                   -----------         ---------


                                   Continued

                          FORT BEND HOLDING CORP.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)


                                                                                                Nine Months Ended
                                                                                                   December 31,
                                                                                              1996            1995
Investing activities:
    Net change in loans receivable                                                      $(11,094,936)    $(11,007,330)
    Proceeds from sale of real estate                                                         37,233           48,123
    Improvements to real estate                                                                  ---           (1,118)
    Purchase of premises and equipment                                                      (402,228)        (117,369)
    Proceeds from maturity of investment securities                                       21,000,000        5,000,000
    Purchase or origination of mortgage servicing rights                                  (1,586,166)        (102,627)
    Purchase of investment securities available for sale                                     (89,035)             ---
    Principal collected on mortgage-backed securities held to maturity                     9,296,119       10,096,092
    Principal collected on mortgage-backed securities available for sale                     260,746              ---
    Purchase of investment securities held to maturity                                   (22,981,432)             ---
    Purchase of mortgage-backed securities held to maturity                                      ---       (2,485,347)
    Net cash acquired in acquisition                                                       3,541,250              ---
                                                                                        ------------     ------------
          Net cash provided by (used in) investing activities                             (2,018,449)       1,430,424
                                                                                        ------------     ------------

Financing activities:
    Net increase in deposits                                                               8,033,195        8,510,821
    Net increase (decrease) in short-term borrowings                                             ---       (7,519,341)
    Payment on long-term borrowings                                                          (36,659)             ---
    Net proceeds from issuance of convertible subordinated debentures                            ---       11,302,202
    Decrease in advances from borrowers for taxes and insurance                             (800,779)      (1,880,075)
    Net proceeds from issuance of common stock                                                20,026           15,500
    Dividends paid                                                                          (172,031)        (179,988)
    Purchase of treasury stock                                                                   ---         (475,264)
                                                                                        ------------     ------------
           Net cash provided by financing activities                                       7,043,752        9,773,855
                                                                                        ------------     ------------
Net increase in cash and cash equivalents                                                  4,460,426       12,694,050

Cash and cash equivalents at beginning of period                                          17,193,662        6,832,312
                                                                                        ------------     ------------
Cash and cash equivalents at end of period                                              $ 21,654,088     $ 19,526,362
                                                                                        ============     ============

Supplemental disclosure of cash flow information:
   Cash paid for:
           Interest                                                                     $  8,655,053     $  6,864,750
           Income taxes                                                                      420,000          495,000

   Supplemental disclosure of noncash activities:
           Real estate acquired in settlement of loans                                  $  2,171,099     $     37,784
           Loans originated related to sales of real estate                                  182,000          200,358
           Stock issued to recognition and retention plan                                     32,850           22,500
           Reduction of ESOP debt by the ESOP                                                 87,750           87,750
           Transfer of investment in mortgage back securities from held
                   to maturity to available for sale                                             ---        1,498,953
           Net unrealized depreciation on available for sale securities,
                   net of tax                                                                 15,553           10,830

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



1.      BASIS OF PRESENTATION

        The unaudited information for the three and nine months ended December 31, 1996 and 1995 includes the results of operations of Fort Bend Holding Corp. (the "Holding Corp.") and its wholly-owned subsidiary Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

        The March 31, 1996 condensed consolidated statement of financial condition data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

2.      RECOGNITION AND RETENTION PLAN

        The Holding Corp. has a Recognition and Retention Plan ("RRP") as a method of providing key officers with a proprietary interest in the Holding Corp. in a manner designed to encourage such individuals to remain with the Holding Corp. or the Association. All outstanding awards vest at a rate of 20% per year. On April 1, 1996, an additional 1,800 shares were granted under the RRP. A total of 26,325 shares have been authorized of which 21,852 shares had been granted under the RRP as of December 31, 1996.

3.      NON-PERFORMING ASSETS

        Impaired loans decreased $2,049,000 during the three months ended December 31, 1996 and $3,454,000 during the nine months ended December 31, 1996. The recent quarter decline resulted primarily from the foreclosure of a $1.9 million multifamily loan while the prior two quarter decline reflected the payoff of a multifamily loan and the foreclosure of a commercial real estate loan. Each of these loans were previously recognized as impaired. Foreclosed assets increased $1.5 million for the quarter ended December 31, 1996, which primarily reflects the $1.9 million multifamily loan after a $456,000 charge-off.

                               (Unaudited)


        The following table summarizes impaired loan information as of December 31, 1996.

            Impaired loans                                      $   409,170

            Impaired loans which have a specific reserve
              for loan losses calculated under SFAS 114             ---
            Impaired loans which do not have a specific
              reserve for loan losses calculated under
              SFAS 114                                          $   409,170


4.      CONVERTIBLE SUBORDINATED DEBENTURES AND OTHER BORROWINGS

        Borrowings at December 31, 1996 consisted of a $4.0 million advance from the Federal Home Loan Bank bearing a rate of 6.205% amortizing based on a 30 year term and maturing on June 20, 2000. The advance is collateralized by mortgage-backed securities. Borrowings also included an ESOP loan with a balance of $307,125 at December 31, 1996 with principal payments due each June 30 and December 31 and maturing June 30, 2001.



        The following is a schedule by fiscal year of future principal payments required under the amortizing advance agreement and the ESOP loan:

                                 FHLB Advances                   ESOP Loan
                                 -------------                   ---------
                  1997           $     12,603                    $     ---
                  1998                 52,405                       87,750
                  1999                 55,752                       87,750
                  2000                 59,312                       87,750
                  2001              3,752,082                       43,875

        In December 1995, the Holding Corp. issued $12.1 million of 8% Convertible Subordinated Debentures due December 1, 2005. Interest is payable June 1 and December 1 of each year through maturity. The debentures are convertible at any time prior to maturity at the rate of
        46.296 shares of common stock for each $1,000 of principal or $21.60 per share. The debentures may be redeemed at the option of the Holding Corp., in whole or in part, at any time on or after December 1, 1998.



5.      EARNINGS PER COMMON SHARE

        Primary earnings per common share for the three and nine months ended December 31, 1996 have been computed based on net income divided by the weighted average number of common shares and common share equivalents outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method.

                               (Unaudited)

        Additionally, net income and shares outstanding are adjusted to assume the conversion of the Convertible Subordinated Debentures for fully diluted earnings per common share. For purposes of determining primary earnings per share the weighted average number of common shares and common share equivalents outstanding for the three and nine months ended December 31, 1996 was 853,843 shares and 853,324 shares, respectively. For fully-diluted earnings per share the weighted average number of common shares and common share equivalents outstanding was 1,414,025 and 1,413,506 for the three and nine months ended December 31, 1996.


6.      SUBSEQUENT EVENTS

        On January 16, 1997, the Holding Corp. declared a cash dividend of $.07 per share payable on February 27, 1997 to shareholders of record on February 6, 1997.

        On January 2, 1997 the Holding Corp. executed its agreement with The Woodlands Corporation to acquire a controlling interest in a new limited liability company to be called the New Mitchell Mortgage Company ("New Mitchell"). This follows the signing of a letter of intent and a definitive agreement on August 5, 1996 and October 31, 1996, respectively. It is being formed for the purpose of engaging in the mortgage banking business, including the origination and servicing of single family purchase loans, single family construction loans and commercial and multifamily real estate loans. The Woodlands contributed certain mortgage loans and its mortgage servicing portfolio and liabilities of its wholly-owned mortgage banking subsidiary, Mitchell Mortgage Company ("Mitchell"), in exchange for a 49% ownership interest in New Mitchell and Fort Bend contributed cash of approximately $2.6 million in exchange for a 51% ownership interest in New Mitchell. Mitchell Mortgage Company was formed in 1974 and has had a mortgage banking relationship with Fort Bend Holding Corp. for seven years. New Mitchell is proposed to be operated in a manner consistent with that currently engaged in by Mitchell, and is expected to have approximately $600 million of loan servicing.

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

                               (Unaudited)


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

8.      FIRSTBANC SAVINGS ACQUISITION

        On May 10, 1996, the Holding Corp. entered into an agreement to acquire all the outstanding stock of FirstBanc Savings Association of Texas ("FirstBanc"). On August 16, 1996, the transaction was closed and the Holding Corp. immediately merged FirstBanc into the Association. FirstBanc was a state chartered savings and loan association with one full service office located in Missouri City, Texas. The Missouri City/Sugarland area is located in east Fort Bend County. Management believes that this is a strategic location for the Association as east Fort Bend County has several master planned communities including the rapidly growing First Colony and a new 7,000 acre project known as Sienna Plantation. As of August 16, 1996, FirstBanc reported unaudited total assets of $30.0 million, deposits of $26.8 million and shareholders' equity of $3.0 million. Goodwill created from this transaction was approximately $1.3 million and will be amortized to expense over fifteen years.

        The FirstBanc acquisition has been recorded using the purchase method of accounting and, accordingly, the purchase price of approximately $4.2 million, was allocated to the assets based on their estimated fair values at the date of acquisition. The operating results of FirstBanc have been included in the Company's results of operations commencing August 16, 1996.

        The following summarized unaudited pro forma results of operations for the Holding Corp. for the nine months ended December 31, 1996 and 1995 assume the FirstBanc acquisition occurred as of April 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the periods presented, or that may result in the future.

                                                 For the nine months ended
                                                           December 31,
                                                      1996            1995

              Revenue                           $   14,868,000  $  14,374,000
                                                ==============   ============
              Net income                        $      160,000  $   1,402,000
                                                ==============   ============
              Primary earnings per share        $         0.19  $        1.60
                                                ==============   ============

                                    Item 2.

Management's Discussion and Analysis of Financial Condition And Results Of Operations

GENERAL

Fort Bend Holding Corp. (the "Holding Corp.") was incorporated under the laws of the State of Delaware to become a savings and loan holding company with Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association") as its subsidiary. The Holding Corp. was incorporated at the direction of the Board of Directors of the Association, and on June 30, 1993 acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "Conversion"). Prior to the Conversion, the Holding Corp. did not engage in any material operations and at December 31, 1996, it had no significant assets other than the investment in the capital stock of the Association, investment securities, deferred charges from subordinated debenture issue and cash and cash equivalents. Unless the context otherwise requires, all references herein to the Holding Corp. include the Holding Corp. and the Association on a consolidated basis.

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

In order to continue to meet the financial services needs of the communities it serves, the Association intends to grow in a reasonable, prudent manner which may include expansion of the branch network or the acquisition of other financial institutions and related companies operating generally within a 100 mile radius of Rosenberg, Texas. As a part of this intended growth, the Association has increased the portfolio allocation of single-family construction lending, commercial real estate lending and consumer lending. The Association through its acquisition of FirstBanc, added an experienced construction lending officer and, as a result, the Association expects to increase its residential construction lending program, including the origination of speculative loans to qualified builders. Residential construction loans to owner-occupants are generally underwritten using the same criteria as for one- to four-family residential loans. Loan proceeds are disbursed in increments as construction progresses and inspections warrant. Certain improvements and expansion of facilities were completed in fiscal 1996 and two additional branch offices were added during the nine months ended December 31, 1996, which management believes will assist in the expansion of the Association's core deposit base.

                                    Item 2.

Management's Discussion and Analysis of Financial Condition And Results Of Operations

                                   CONTINUED

The Association continues to look for opportunities to expand the loan servicing portfolio. In furtherance of this goal, the acquisition of FirstBanc was completed on August 16, 1996. See Note 8 to the Condensed Consolidated Financial Statements. In addition, on August 5, 1996, the Association signed a letter of intent and on October 31, 1996, signed a definitive agreement with The Woodlands Corporation ("The Woodlands") and Mitchell Mortgage Company ("Mitchell Mortgage"), a wholly-owned subsidiary of The Woodlands, to acquire a controlling interest in a new limited liability company, formed for the purpose of engaging in the mortgage banking business, including the origination and servicing of single family purchase loans, single family construction loans and commercial and multifamily real estate loans. New Mitchell Mortgage would contribute certain mortgage loans and its mortgage servicing portfolio and liabilities of Mitchell Mortgage, in exchange for a 49% ownership interest in New Mitchell and Fort Bend would contribute cash in exchange for a 51% ownership interest in New Mitchell. Mitchell Mortgage was formed in 1974 and has had a mortgage banking relationship with Fort Bend Holding Corp. for seven years. As part of the transaction the Holding Corp. agreed to provide Mitchell Mortgage, or its successor with a right to convert its ownership interest in New Mitchell into shares of the Holding Corp. under limited circumstances at an exchange rate of $24.30 per share. The transaction to acquire New Mitchell closed January 2, 1997.

Loan servicing has been one of the stable income providers for the Association and will continue to be expanded, to the extent possible, through the retention of servicing for loans originated and sold into the secondary market, as well as through the purchase of mortgage servicing rights, to the extent deemed appropriate (and subject to market conditions at the time). During the nine months ended December 31, 1996, the Association purchased the right to service approximately $127 million of mortgage loans. Management believes purchases of loan servicing rights may allow the Association to take advantage of some economies of scale related to servicing.

Interest rates have fluctuated subsequent to the fiscal year ended March 31, 1996. The impact of these changes, may be a lower volume of permanent single family lending activity which would result in lower gains on sale of loans. While there are no assurances that the Association will be able to generate new sources of originations to neutralize the lower volume of permanent single family loans, attention is being given to increasing the level of single family construction lending, commercial real estate lending and consumer lending. It is difficult to determine the impact of changing interest rates on the net interest margin. The Association's one year interest sensitivity gap was positive 11.93% at December 31, 1996. A positive gap indicates there are more interest-earning assets repricing during a stated period than interest-bearing liabilities, potentially resulting in an increase in the spread on such assets and liabilities, in a rising rate environment. A negative gap would have the opposite effect.

At December 31, 1996, the Holding Corp. had unrealized gains and losses in its investment securities and mortgage-backed securities portfolio which are being held to maturity. The Holding Corp. has both the intent and ability to hold these securities until maturity. Management believes the Holding Corp. will be able to collect all amounts due according to the contractual

                                    Item 2.

Management's Discussion and Analysis of Financial Condition And Results Of Operations

                                   CONTINUED

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

The management of the investment portfolio is not designed to be the primary source of funds for the Association's operations. Rather, it is viewed as a use of funds generated by the Association to be invested in interest-earning assets to be held to maturity. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities varies depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow requirements of the Association since the Association has the ability to borrow funds from the Federal Home Loan Bank of Dallas. As of December 31, 1996 the Association had the ability to borrow up to an additional $134 million if cash flow requirements cannot be met by attracting deposits from its customer base (its primary source of funds), or from repayment of loans and other sources.

The following schedule provides detail of the investment securities and the mortgage-backed securities portfolio, which are held to maturity, along with the related unrealized gains and losses.


Schedule of Investment and Mortgage-Backed Securities
Held to Maturity
                                      DECEMBER 31, 1996                                                MARCH 31, 1996
                        ----------------------------------------------------     ---------------------------------------------------
                                                            UNREALIZED                                               UNREALIZED
                        BOOK            MARKET        --------------------       BOOK            MARKET      -----------------------
 TYPE OF SECURITY       VALUE           VALUE         GAINS        LOSSES        VALUE           VALUE           GAINS       LOSSES
                        ------------    ----------    ----------   -------     ----------      -----------   ----------    ---------
INVESTMENT SECURITIES:

U.S. Treasury Notes     $    998,631   $  1,000,470   $   1,839    $           $    996,839    $    998,120   $    1,281  $
World Bank Bonds  &
 FHLB Debentures           7,239,510      7,048,874      56,262       246,898     5,247,145       5,186,785       40,039    100,399
FNMA & FHLMC Debentures    2,993,530      2,893,759                    99,771     2,989,521       2,879,248                 110,273
                         -----------   ------------    --------     ---------    ----------     -----------    ---------   --------
 TOTAL HELD TO MATURITY $ 11,231,671   $ 10,943,103   $  58,101    $  346,669  $  9,233,505    $  9,064,153   $   41,320  $ 210,672
                         ===========   ============    ========     =========    ==========     ===========    =========   ========

MORTGAGE-BACKED SECURITIES:

FNMA
   Fixed                $ 10,140,991   $ 10,398,002   $ 289,390    $   32,379  $ 11,631,375    $ 11,969,697   $  393,627  $  55,305
   Adjustable             14,562,597     14,536,864     108,853       134,586    15,816,532      15,817,278      154,630    153,884

FHLMC
   Fixed                   6,496,435      6,597,573     122,238        21,100     7,457,968       7,540,961      119,060     36,067
   Adjustable             15,789,665     15,724,723     103,171       168,113    17,801,264      17,808,211      100,262     93,315

GNMA
   Fixed                   2,459,139      2,571,037     111,898                   2,622,503       2,725,387      102,884
   Adjustable              6,974,897      7,041,792      74,238         7,343     8,018,104       8,041,718       44,574     20,960

Private Issue
   Fixed
   Adjustable              4,592,378      4,577,570      11,714        26,522     5,306,546       5,288,821       12,647     30,372

CMO
   Fixed
   FNMA                   12,038,851     11,989,849      31,761        80,763    12,453,781      12,310,233       38,170    181,718
   FHLMC                  11,633,639     11,621,367      52,371        64,643    12,371,623      12,282,834       50,686    139,475
   Private                 3,859,944      3,906,575      48,039         1,408     3,969,574       4,022,320       57,736      4,990
  Adjustable
   FNMA                    2,934,616      2,798,688       1,724       137,652     2,934,307       2,890,294            0     44,013
   FHLMC                   6,881,066      6,651,290      16,319       246,095     7,023,394       6,888,173       35,654    170,875
   Private                 2,811,122      2,766,183                    44,939     3,082,646       3,090,852        8,206          0
                         -----------   ------------    --------     ---------    ----------     -----------    ---------   --------
 TOTAL HELD TO MATURITY $101,175,340   $101,181,513   $ 971,716    $  965,543  $110,489,617    $110,676,779   $1,118,136  $ 930,974
                         ===========   ============    ========     =========    ==========     ===========    =========   ========

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties -including, changes in economic conditions in the Holding Corp.'s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Holding Corp.'s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Holding Corp. wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Holding Corp. wishes to advise readers that the factors listed above could affect the Holding Corp.'s financial performance and could cause the Holding Corp.'s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Holding Corp. does not undertake - and specifically disclaims any obligation-to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

          Comparison of Three Months ended December 31, 1996 and 1995

The Holding Corp. had net income of $417,000 or $.49 primary earnings per share and $.42 fully diluted earnings per share for the three months ended December 31, 1996 compared to net income of $476,000 or $.55 primary earnings per share and $.51 fully diluted earnings per share for the same period in fiscal 1996.


Net interest income, before provision for loan losses, increased $234,000 to $1.9 million during the three months ended December 31, 1996. Interest income increased $686,000 to $4.8 million and primarily reflected a $29.7 million increase in the average balance of interest-earning assets, and an increase of
 .23% in the average yield on interest-earning assets to 7.52% for the three months December 31, 1996 compared to 7.29% for the three months ended December 31, 1995. The increase in average yield reflected the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.63% into portfolio loans with average rates of 8.60%. An increase of $36.8 million in the average balance of loans receivable and $5.8 million in investments, partially offset by a decrease of $13.5 million in mortgage-backed securities contributed to the increase in interest-earning assets.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

Interest expense increased $453,000 and primarily reflected an increase of $38.7 million in the average interest-bearing liabilities. Average deposits increased $30.8 million reflecting the acquisition of FirstBanc, and average borrowings increased $7.9 million reflecting the full effect of issuance in December, 1995 of $12.1 million convertible subordinated debenture. The average rate paid on interest-bearing liabilities decreased to 4.79% for the three months ended December 31, 1996 compared to 4.81% for the three months ended December 31, 1995.

Non-interest income increased $194,000 to $821,000 for the three months ended December 31, 1996 compared to $627,000 for the same period in fiscal 1996. The increase was primarily due to an increase in service charges of $81,000 to $160,000 which reflected increases in appraisal fees of $40,000, construction loan fees of $31,000 and late fees of $10,000 for the three months ended December 31, 1996. Loan servicing income increased $78,000 to $214,000 for the three months ended December 31, 1996 compared to $136,000 for the same period in fiscal 1996. This increase primarily reflects an increase of $129 million in loans serviced for others of which $127 million was a result of purchased servicing contracts. Other income increased $54,000 and primarily reflected an increase in financial services income, which is income derived from offering Discount Brokerage Services and from certain insurance related activities.

Non-interest expense increased $586,000 to $2.0 million for the three months ended December 31, 1996 compared to $1.5 million for the same period in fiscal 1996. Compensation and benefits increased $259,000 and primarily reflected additional personnel retained from the acquisition of FirstBanc, the addition of a new branch office in Katy, Texas and normal salary increases. Office occupancy increased $127,000 to $291,000 for the three months ended December 31, 1996 compared to $164,000 for the same period in fiscal year 1996 and primarily reflects an increase of $53,000 in depreciation, $39,000 in rent and utilities and $16,000 in telephone expense. Most of the increase in occupancy cost is associated with the addition of the new branch in Katy, Texas and the acquisition of FirstBanc.

Income tax provision decreased $99,000 to $176,000 for the three months ended December 30, 1996 compared to $275,000 for the same period in fiscal 1996. The decrease primarily reflected the decrease in income before tax and an adjustment to the tax accrual.

                Comparison of Nine Months Ended December 31, 1996 and 1995

The Holding Corp. had net income of $244,000 or $0.29 per share for the nine months ended December 31, 1996 compared to net income of $1,320,000 or $1.50 per share for the same period in fiscal 1996. As more fully discussed below, this change was primarily the result of the one-time SAIF assessment.

Net interest income, before provision for loan losses, increased $441,000 to $5,294,000 during the nine months ended December 31, 1996, compared to $4,854,000 for the same period in fiscal 1996. Interest income increased $1,511,000 and primarily reflected an increase of $18.9 million in the average balance of interest-earning assets. An increase of $26.6 million in the average balance of loans receivable reflecting the acquisition of FirstBanc Savings and the Association's

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

originations and additions to the portfolio and $5.2 million in investments, partially offset by a decrease of $13.1 million in mortgage-backed securities contributed to the increase in interest-earning assets. Interest expense increased approximately $1,070,000 and primarily reflected an increase of $25.3 million in the average balance of interest-bearing liabilities. An increase of approximately $16.6 million in average deposits reflecting the acquisition of FirstBanc Savings and $8.7 million in average borrowings contributed to the increase in interest-bearing liabilities. Convertible subordinated debentures of $12.1 million, issued in December 1995, were primarily responsible for the increase in average borrowings. Net yield on average interest-earning assets for the nine months ended December 31, 1996 and 1995 was 2.90% and 2.88%, respectively.

Management periodically reviews the level of the allowance for loan losses, which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors related to the collectibility of the loans. The provision for loan losses for the nine months ended December 31, 1996 increased $23,000 as compared to the same period in the last fiscal year, and was provided for estimated losses believed by management to be inherent in the loan portfolio and the increase in size of the loan portfolio.

Noninterest income for the nine months ended December 31, 1996 was $2.1 million compared to $1.6 million for the same period in fiscal 1996. Service charges increased approximately $178,000 which included an increase of $41,000 in late charges due partially to a $17,000 late charge collected on a $928,000 loan paid off during the nine month period. An increase of $104,000 in appraisal fees and $39,000 in construction loan fees also contributed to the increase in service charges. An increase of approximately $15.0 million in loan volume, reflecting favorable interest rates, contributed to the increase in appraisal fees and construction loan fees. Loan servicing income increased approximately $166,000 and reflected the purchase of approximately $127 million of servicing rights during the nine month period. The average servicing fee at December 31, 1996 was
 .32%. Other income increased approximately $252,000 and primarily reflected a $187,000 increase in financial services income, which is income derived from offering discount brokerage services and from certain insurance related activities and approximately $86,000 increase in fees earned on transaction accounts. These increases were partially offset by a decrease of $37,000 on gain on sale of loans reflecting less favorable pricing on loans sold.

Noninterest expenses increased $2.7 million to $7.0 million for the nine months ended December 31, 1996. This was primarily the result of a one-time assessment of $1.5 million by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation. Approximately $191,000 of this assessment related to the FirstBanc deposits. The assessment was based on deposits as of March 31, 1995, and was assessed at a rate of .657%. See Note 7 to the Unaudited Condensed Consolidated Financial Statements. In addition to the SAIF assessment, compensation and benefits increased $498,000 for the nine months ended December 31, 1996 and primarily reflected additional personnel retained from the acquisition of

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

FirstBanc, staffing for the new branch office opened in Katy, Texas, normal salary increases and other additions to staff, partially offset by a decrease in contributions to the retirement plan. Office occupancy increased $234,000 and primarily reflected increases of $88,000 in depreciation and $83,000 in utilities and rent expense. Most of the increase relates to the remodeling work on the Katy branch, upgrading computer and telephone systems and the acquisition of FirstBanc.

Income tax provision decreased $661,000 to $64,000 for the nine months ended December 31, 1996 compared to $724,000 for the same period in fiscal 1996. The decrease primarily reflected the decrease in income before tax reflecting the one-time SAIF assessment and adjustment to the tax accrual.

ASSET/LIABILITY MANAGEMENT

The Holding Corp. attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Holding Corp.'s policies are designed to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities (interest sensitivity gap). The Holding Corp. has implemented these policies by generally selling long term fixed rate mortgage loan originations, retaining its adjustable rate mortgage loans, originating and retaining short-term consumer loans and purchasing adjustable rate or short-term maturity loans, mortgage-backed securities, collateralized mortgage obligations and investment securities. As a result of these policies, the Holding Corp.'s cumulative one year interest sensitivity gap at December 31, 1996 was a positive 11.93%. As interest rates, prepayments and early withdrawal levels change, however, the resulting interest sensitivity gap is expected to be affected.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

ASSET QUALITY

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity.

As a result of this review process, management recorded a $60,000 provision for loan losses during the three months ended December 31, 1996, and a $128,000 provision for the nine months ended December 31, 1996. The allowance for loan losses was further increased by the addition of $385,000 in allowance for loan loss held by FirstBanc at the time of acquisition. Net charge-offs for the nine months ended December 31, 1996, totaled $698,000, attributed primarily to one commercial real estate loan, which was a nonaccrual loan and one multifamily loan which matured November 1, 1996. The Holding Corp.'s allowance for loan losses decreased to $1,166,000 or .95% of total loans at December 31, 1996, as compared to $1,350,000 or 1.43% of total loans at March 31, 1996. While management believes it uses the best information available to make determinations regarding the adequacy of the allowance, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Holding Corp. consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The following table summarizes the various categories of the Holding Corp.'s non-performing assets.


                                          December 31, 1996      March 31, 1996

    Non-accruing loans                        $  214,086           $  729,274
    Troubled debt restructurings                 676,865            2,307,947
    Foreclosed assets                          2,400,448              123,215
                                              ----------           ----------
    Total non-performing assets               $3,291,399           $3,160,436
                                              ==========           ==========
        Total non-performing assets as a
          percentage  of total assets               1.18%                1.29%


Total non-performing assets increased $131,000 for the nine months ended December 31, 1996. The increase was primarily a result of the addition of two foreclosed properties held by FirstBanc at the time of acquisition and the subsequent foreclosure of three other properties which had been loans of FirstBanc, two of which were nonaccrual loans. The addition of these assets to the non-performing total was partially offset by the foreclosure and partial charge-off of two loans, one of which was previously classified as trouble debt restructuring and the other a non-accruing loan.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued


At December 31, 1996, foreclosed assets consisted of two commercial properties, one multifamily property and five single family houses. Subsequent to the quarter ended December 31, 1996, one of the single family houses was sold at a gain of $6,000. Both commercial properties, the multi-family property and three of the remaining single family houses are being marketed. The other house is being prepared for listing.

LIQUIDITY AND CAPITAL RESOURCES:

The Holding Corp.'s primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposit flows, prepayments of loan and mortgage-backed securities principal, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1996, the Association's liquidity ratio was 11.59%, which was in excess of the minimum regulatory requirements.

During the nine months ended December 31, 1996, total deposits increased approximately $34.6 million. The increase primarily reflects the acquisition of FirstBanc which had approximately $27 million in deposits, the Association's marketing effort to attract funds into an 18 month certificate, and the opening of a new branch in Katy, Texas.

The Holding Corp. uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At December 31, 1996, the Holding Corp. had commitments to originate loans totaling $6.9 million. The Holding Corp. considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Holding Corp. expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

During the nine months ended December 31, 1996, the borrowings from the Federal Home Loan Bank of Dallas decreased $37,000 and ESOP debt decreased $88,000. It is anticipated that the amount of outstanding borrowings will fluctuate during the 1997 fiscal year depending upon cash flows from the various sources of funds and financing to be provided to Fort Bend's new subsidiary, Mitchell Mortgage Company, L.L.C.

On October 25, 1996, the Holding Corp. declared a cash dividend of $0.07 per share payable on December 6, 1996 to the shareholders of record on November 15, 1996.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

The Association is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. As of January 29, 1996, the Association was notified by the OTS that based on its reported capital position, the Association is considered to be "well capitalized" in accordance with the Prompt Corrective Action provision of Section 38 of the Federal Deposit Insurance Act. The table below presents the Association's capital position at December 31, 1996 relative to the existing regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Association will meet the requirements of the proposed capital regulations.



                                                 Amount          Percent of
                                                 (000's)         Assets (1)

          Tangible capital                       $16,554             6.0%
          Tangible capital requirement             4,125             1.5
                                                 -------            ----
                   Excess                        $12,429             4.5%
                                                 =======            ====
          Core capital                           $16,554             6.0%
          Capital requirement                     10,999             4.0
                                                 -------            ----
                   Excess                        $ 5,555             2.0%
                                                 =======            ====
          Total capital (i.e., core &
            supplemental capital)                $17,590            14.4%
           Risk-based capital requirement          9,804             8.0
                                                 -------             ---
                   Excess                        $ 7,786             6.4%
                                                 =======             ===

------------
(1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.


The acquisition of New Mitchell is expected to increase tangible, core and risk-based capital requirements to $4,505, $12,012 and $11,319, respectively and reduce excess capital to $11,799, $4,292 and $6,021, respectively. See Note 6 to Condensed Consolidated Financial Statements.

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

   None

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 11 - Computation of earnings per share (attached)
        Exhibit 27 - Financial Data Schedule (attached)

   (b)  Reports on Form 8-K

        Fort Bend Holding Corp. filed the following Forms 8-K during the three months ended December 31, 1996.

        October 30, 1996 - The registrant issued an earnings release announcing the declaration of a cash dividend and earnings for the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   FORT BEND HOLDING CORP.
                                   Registrant


Date:  February 11, 1997           /s/ Lane Ward
                                   ---------------------------------------
                                   Lane Ward
                                   Vice Chairman, President and
                                    Chief Executive Officer

Date:  February 11, 1997           /s/ David D. Rinehart
                                   ---------------------------------------
                                   David D. Rinehart
                                   Executive Vice President and Chief
                                    Financial Officer