Form 10KSB40
period 1997-03-31
FORT BEND HOLDING CORP
filed 1997-06-26
CIK 896766

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended March 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from __________________ to _________________

          Commission file number:  0-21328

                            FORT BEND HOLDING CORP.
          -----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

          Delaware                                             76-0391720
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


3400 Avenue H, Rosenberg, Texas                                   77471
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (281) 342-5571

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

The Nasdaq National Market                Common Stock, par value $.01 per share
--------------------------                --------------------------------------
(Name of each exchange on                              (Title of Class)
    which registered)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X]. NO [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year:  $22,121,161.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market as of June 12, 1997 was $19 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

     As of June 12, 1997, there were issued and outstanding 827,215 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-KSB - Portions of Proxy Statement for 1997 Annual Meeting of
                                 Stockholders.
        Transitional Small Business Disclosure Format:  YES [ ]. NO [X].

                                    PART I

ITEM. 1   DESCRIPTION OF BUSINESS

GENERAL

     Fort Bend Holding Corp. (the "Company") is a Delaware corporation which was organized in 1993 for the purpose of becoming the savings and loan holding company of Fort Bend Federal Savings and Loan Association of Rosenberg ("Fort Bend" or the "Association"). The Company owns all of the outstanding stock of the Association, issued on June 30, 1993 in connection with the completion of the Association's conversion from the mutual to the stock form of organization (the "Conversion"). The Association was originally organized in 1933. The Association amended its charter in June 1993 in connection with the Conversion to become a federal stock savings and loan association. In January 1997, the Association acquired a majority interest in Mitchell Mortgage Company, L.L.C., a mortgage banking company. See "Recent Acquisitions." All references to the Company, unless otherwise indicated, at or before June 30, 1993 refer to the Association. Unless the context otherwise requires, all references herein to the Association or the Company include the Company and Association on a consolidated basis. The Company's common stock, par value $.01 per share (the "Common Stock"), is quoted on The Nasdaq National Market under the symbol "FBHC."

     The Company and the Association are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law.

     The Company serves its primary market area, Fort Bend County, Texas and portions of Harris, Montgomery and Wharton Counties, Texas, through the Association's four retail banking offices and the operations of Mitchell Mortgage Company, L.L.C. At March 31, 1997, the Company had total assets of $295.1 million, deposits of $250.2 million and stockholders' equity of $18.4 million.

     The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate single family residential loans, construction loans, and commercial real estate loans. The Company also originates commercial loans and consumer loans, including loans for the purchase of automobiles and home improvement loans. The Company also invests in mortgage-backed securities which are insured by or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") or the Federal National Mortgage Association ("FNMA") or have an investment grade, and securities issued by the U.S. government or agencies thereof.

     The Company's revenues are derived principally from interest on loans and securities, servicing fee income, income from deposit account service charges and gains on the sale of loans, and income from the Company's financial services operations. The Company's operations may be materially affected by general economic conditions, competition in the Company's market area, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company's results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan portfolio and its investment securities portfolio and the interest it pays on its deposit accounts and borrowings.

     The executive offices of the Company and the Association are located at 3400 Avenue H, Rosenberg, Texas 77471. The telephone number at that address is
(281) 342-5571.

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RECENT ACQUISITIONS

     MITCHELL MORTGAGE. On January 3, 1997, the Association completed its purchase of a 51% interest in the assets of Mitchell Mortgage Company ("Old Mitchell"), a full-service mortgage banking affiliate of The Woodlands Corporation. The transaction was effected through the transfer of certain assets of Old Mitchell to a newly incorporated limited liability company, Mitchell Mortgage Company, L.L.C. ("Mitchell"), in which the Association acquired a 51% interest in exchange for approximately $2.6 million in cash. Old Mitchell received the remaining 49% interest in Mitchell in exchange for certain mortgage loans and its mortgage servicing portfolio and the liabilities of Old Mitchell. Subsequent to the closing of the transaction, Old Mitchell merged into The Woodlands Corporation with The Woodlands Corporation as the surviving entity.

     In connection with the transaction, Old Mitchell (and The Woodlands Corporation, as successor) was granted an option to convert, upon the occurrence of certain events, its ownership interest in Mitchell into shares of the common stock of the Company, at a rate of 41.152 shares for each $1,000 of ownership interest in Mitchell, in an amount not to exceed 9.9% of the Company's outstanding common stock. Any amount that would otherwise be required to be issued exceeding 9.9% of the Company's outstanding common stock will be paid in cash. The option becomes exercisable on January 2, 1998 and expires on January 2, 2002.

     Mitchell will, as did Old Mitchell, engage in the mortgage banking business, including the origination and servicing of single family purchase loans, single family construction loans and commercial and multifamily real estate loans. Old Mitchell was formed in 1974 and has had a mortgage banking relationship with the Company for seven years. At March 31, 1997, Mitchell's loan servicing portfolio was approximately $600 million of which $21.0 million was being serviced for the Association.

     FIRSTBANC SAVINGS. On August 16, 1996, the Company completed its acquisition of FirstBanc Savings Association of Texas ("FirstBanc"), a Texas-chartered savings and loan association with one full service office, located in Missouri City, Texas. Upon consummation of the transaction, FirstBanc was merged with and into the Association, with the Association as the surviving entity. As of August 16, 1996, FirstBanc reported unaudited total assets and deposits of approximately $30.0 million and $26.8 million, respectively.

LENDING ACTIVITIES

     GENERAL. Since the mid 1980s, in order to reduce its exposure to changes in interest rates, the Company has emphasized the origination and retention of Adjustable Rate Mortgage ("ARM") loans and loans with shorter terms to maturity than traditional 30-year, fixed-rate loans. Management's strategy has been to increase the percentage of assets in the Company's portfolio with assets which more frequently reprice or which have shorter maturities. In response to strong customer demand, however, the Company continues to originate conventional fixed-rate mortgages generally for sale in the secondary market.

     The Company's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, residential construction, commercial real estate and consumer loans in its market area. To supplement loan origination activities prior to January 1, 1997, the Company purchased one- to four-family residential loans from Old Mitchell and a bank in Central Texas, and participations in certain residential construction loans from Old Mitchell. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At March 31, 1997, the Company's net loan portfolio totaled $140.9 million.

     Loan applications are initially considered at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Most single-family residential mortgage loans underwritten to FHLMC or FNMA guidelines are approved by the Company's chief loan underwriter, then reviewed by the loan and appraisal review committee. All other portfolio mortgage real estate loan commitments generally must be approved by a majority vote of the members of the Company's loan and appraisal review committee. Other loans up to $600,000 with confirmed take out commitments may be approved by an underwriter of the Company. The members of the Company's loan and appraisal review committee include Chairman of the Board Robert W. Lindsey, Vice Chairman of the Board and President Lane Ward, Director Wayne O. Poldrack,

Executive Vice President David D. Rinehart, and Senior Vice President
Larry J. Dobrava. The members of the Mitchell loan committee and appraisal review committee include Chairman of the Board Lane Ward, Director William A. Little and President Dale Andreas. Generally, unsecured consumer loans and consumer loans secured by assets other than real estate in amounts less than $5,000 and $30,000, respectively, are approved by the reviewing loan officer. Loans in excess of these amounts generally require the additional approval of either one or two members of the Company's loan and appraisal review committee.

     All of the Company's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Company's written appraisal policy) by independent appraisers (generally with respect to loans in excess of $250,000) or by the Company's staff appraiser. The loan applications are designed primarily to determine the borrower's ability to repay, and are verified through use of credit reports, financial statements, tax returns and/or confirmations.

     An appraisal of the security property is obtained on all loans secured by real property from Board-approved independent fee appraisers or the Company's
staff appraiser.   The Company requires evidence of marketable title and lien position as well as appropriate title insurance on all loans secured by real property, and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Company may also require flood insurance to protect the property securing its interest.

     The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At March 31, 1997, the maximum amount which the Company could lend to any one borrower and the borrower's related entities was approximately $3.2 million. At March 31, 1997, the Company had no loans to one borrower which exceeded this amount. At March 31, 1997, the principal balance of the largest amount outstanding to any one borrower, or group of related borrowers, was approximately $2.0 million.

      LOAN PORTFOLIO COMPOSITION. The following information shows the composition of the Company's loan portfolio (including loans held for sale) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                           March 31,
                             ---------------------------------------------------------------------------------------------------
                                    1997                1996                 1995               1994                 1993
                             ------------------  --------------------  -----------------  ------------------  ------------------
                              Amount   Percent   Amount     Percent    Amount   Percent    Amount   Percent    Amount   Percent
                             --------  --------  -------  -----------  -------  --------  --------  --------  --------  --------
                                                                    (Dollars in Thousands)

Real Estate Loans:
 One- to four-family         $ 77,736    47.72%  $59,637       59.93%  $49,157    58.87%   $47,970    59.32%   $51,729    63.39%
 Multi-family                   3,241     1.99     4,565        4.59     4,522     5.42      6,889     8.52      6,876     8.43
 Commercial                     7,411     4.55     7,999        8.04     7,757     9.29      9,197    11.37      9,066    11.11
 Construction, development
  and land                     48,888    30.01     8,708        8.75     7,832     9.38      4,105     5.08      2,661     3.27
                             --------   ------   -------      ------   -------   ------    -------   ------    -------   ------
 Total real estate loans      137,276    84.27    80,909       81.31    69,268    82.96     68,161    84.29     70,332    86.20
                             --------   ------   -------      ------   -------   ------    -------   ------    -------   ------

Other Loans:
 Consumer Loans:
  Deposit account               3,191     1.96     2,718        2.73     2,571     3.08      2,838     3.51      2,470     3.03
  Student                         ---      ---       ---         ---       ---      ---        ---      ---          2      ---
  Automobile                   10,469     6.42    10,116       10.17     7,726     9.25      6,646     8.22      4,999     6.12
  Home improvement              5,304     3.26     4,240        4.26     3,253     3.90      2,813     3.48      3,070     3.76
  Other - secured               5,394     3.31       761        0.77       347     0.41        239      .30        586      .72
  Other - unsecured             1,275     0.78       757        0.76       332     0.40        172      .20        137      .17
                             --------   ------   -------      ------   -------   ------    -------   ------    -------   ------
 Total consumer loans          25,633    15.73    18,592       18.69    14,229    17.04     12,708    15.71     11,264    13.80
                             --------   ------   -------      ------   -------   ------    -------   ------    -------   ------
 Total gross loans            162,909   100.00%   99,501      100.00%   83,497   100.00%    80,869   100.00%    81,596   100.00%
                                        ======                ======             ======              ======              ======

Less:
 Loans in process              19,381              3,437                 4,116               1,629               1,023
 Deferred fees and
  discounts                       939                930                   827                 451                 494
 Allowance for losses           1,701              1,350                 1,650               1,712               1,742
                             --------            -------               -------             -------             -------
 Total loans receivable,
  net                        $140,888            $93,784               $76,904             $77,077             $78,337
                             ========            =======               =======             =======             =======

   The following table shows the composition of the Company's loan portfolio (including loans held for sale) by fixed and adjustable-rate categories at the dates indicated.



                                                               March 31,
                                        --------------------------------------------------------
                                               1997               1996              1995
                                        ------------------  -----------------  -----------------
                                         Amount   Percent   Amount   Percent   Amount   Percent
                                        --------  --------  -------  --------  -------  --------
                                                         (Dollars in Thousands)

Fixed-Rate Loans:
 Real estate:
  One- to four-family                   $ 23,347    14.33%  $21,853    21.96%  $22,029    26.38%
  Multi-family                             2,671     1.64     4,464     4.49     4,522     5.42
  Commercial                               4,963     3.05     5,652     5.68     6,465     7.74
  Construction, development and land       5,879     3.61     1,341     1.35     1,125     1.35
                                        --------   ------   -------   ------   -------   ------
     Total real estate loans              36,860    22.63    33,310    33.48    34,141    40.89
 Consumer                                 25,250    15.50    18,523    18.62    14,202    17.01
                                        --------   ------   -------   ------   -------   ------
     Total fixed-rate loans               62,110    38.13    51,833    52.10    48,343    57.90
                                        --------   ------   -------   ------   -------   ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family                     54,389    33.39    37,784    37.97    27,128    32.49
  Multi-family                               570     0.35       101     0.10       ---      ---
  Commercial                               2,448     1.50     2,347     2.36     1,292     1.55
  Construction, development and land      43,009    26.40     7,367     7.40     6,707     8.03
                                        --------   ------   -------   ------   -------   ------
     Total real estate loans             100,416    61.64    47,599    47.83    35,127    42.07
 Consumer                                    383      .23        69     0.07        27     0.03
                                        --------   ------   -------   ------   -------   ------
     Total adjustable-rate loans         100,799    61.87    47,668    47.90    35,154    42.10
                                        --------   ------   -------   ------   -------   ------
     Total gross loans                   162,909   100.00%   99,501   100.00%   83,497   100.00%
                                        --------   ======   -------   ======             ======
Less:
 Loans in process                         19,381              3,437              4,116
 Deferred fees and discounts                 939                930                827
 Allowance for loan losses                 1,701              1,350              1,650
                                        --------            -------            -------
    Total loans receivable, net         $140,888            $93,784            $76,904
                                        ========            =======            =======


   The following schedule illustrates the maturities of the Company's loan portfolio at March 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                             Real Estate
                         ----------------------------------------------------
                                                          Other                                  Consumer
                              One- to Four-Family     Mortgage Loans     Construction           and Other           Total
                         ---------------------------  --------------- ---------------------  ----------------  --------------------
                                     Weighted              Weighted              Weighted            Weighted              Weighted
                                      Average               Average               Average             Average               Average
                          Amount       Rate      Amount      Rate     Amount       Rate      Amount    Rate      Amount      Rate
                         ---------   ---------   -------   ---------  -------   ---------    ------  --------   --------   ---------

                                                                         (Dollars in Thousands)
Maturity:

Zero to twelve months     $   553      9.37%     $ 2,301     9.25%   $43,650      9.74%     $ 4,216     9.12%   $ 50,720      9.66%

More than one year
 through three years          697      8.53        1,989     9.56        341      9.27        6,850    10.16       9,877      9.89
More than three years
 through five years         1,464      9.11        4,215     9.14        ---       ---        8,879     9.24      14,557      9.20
More than five years
 through ten years          7,300      8.80        8,131     8.96        ---       ---          351    10.29      15,782      8.91
More than ten years
 through twenty years      22,961      8.19        4,190     9.44        ---       ---           33    11.50      27,185      8.39
More than twenty years     44,788      7.46          ---      ---        ---       ---          ---      ---      44,788      7.46
                          -------                -------             -------                -------             --------
     Total                $77,763      7.85%     $20,826     9.18%   $43,991      9.73%     $20,329     9.55%   $162,909      8.74%
                          =======                =======             =======                =======             ========


  As of March 31, 1997, the total amount of loans due after March 31, 1998 which had fixed interest rates was $54.9 million while the total amount of loans due after such date which had floating or adjustable interest rates was $57.3 million.

  ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Company has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. The Association uses the table funding method to close a substantial portion of its single family loans. This method requires that, prior to the closing, the Association prepare and send checks along with any closing documents and instructions to the Title Company. Once the Title Company has all the required documents it arranges for the closing and, upon completion of the closing, returns the executed documents to the Association and disburses the checks to the appropriate parties. The closing normally occurs at the Title Company and it has sole discretion for the timing of the closing. During fiscal 1997, the Company also purchased $5.5 million in mortgage loans from Old Mitchell and $2.6 million in mortgage loans from a bank in Central Texas. These purchases complied with Fort Bend's underwriting guidelines, and generally were reviewed prior to purchase on an individual basis. At March 31, 1997, the Company's one- to four-family residential mortgage loans, excluding mortgage-backed securities, totaled $77.8 million, or 47.7% of the Company's loan portfolio before net items, substantially all of which are conventional loans secured by properties located in the Company's primary market area. At March 31, 1997, $2.7 million of these residential mortgage loans were held for sale and carried at the lower of cost or market.

  The Company's fixed-rate loans conform to secondary market standards (i.e., FHLMC and FNMA standards) and, since 1990, have been primarily originated for sale in the secondary market. Most of the Company's fixed-rate residential loans have contractual terms to maturity of 30 years. As a part of its asset/liability management strategy, the Company also originates 15-year, fully amortizing loans. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions.

  The Company has offered ARM loans at rates, terms and fees determined in accordance with market and competitive factors. The programs currently offered primarily meet the standards and requirements of the secondary market for residential loans. The Company's current one- to four-family residential ARMs
are fully amortizing loans with contractual maturities of up to 30 years.   The
interest rates on the ARMs originated by Fort Bend are subject to adjustment at stated intervals and are subject to annual and lifetime adjustment limits below and above the initial rate. Most of the Company's ARMs have interest rates which adjust annually, although the Company offers ARM loans with initial adjustments occurring after a three or five year period. Adjustments are based on a margin generally over the one-year U.S. Treasury Security constant maturity index. These loans' annual and lifetime caps on interest rate increases reduce the extent to which they can protect the Company against interest rate risk. The Company has from time to time offered ARMs at below the fully-indexed rate; however, borrowers of adjustable-rate loans are qualified at the lower of the maximum first year adjustment or fully-indexed rates. Certain of the Company's ARMs by their terms may permit convertibility into fixed-rate loans.

  The Company retains ARMs in its portfolio consistent with its ongoing asset/liability objectives. ARM loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. In this regard, the Company's delinquency experience on its ARMs has generally been similar to its experience on fixed-rate residential loans.

  The Company evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Fort Bend originates residential mortgage loans with loan-to-value ratios up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, Fort Bend generally will require private mortgage insurance in an amount intended to reduce the Company's exposure to 80% or less of the appraised value of the underlying property.

  The Company's general loan policy is to limit residential mortgage loans to the FHLMC and FNMA maximum, currently $214,600. As of March 31, 1997, the Company had 61 residential mortgage loans with original balances in excess of $214,600 ("jumbo loans") having an aggregate balance of $17.0 million. The Company's delinquency experience on its jumbo residential loans has been similar to its experience on its other residential loans.

  The Company's residential mortgage loans customarily include a due-on-sale clause giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.
The Company has generally enforced due-on-sale clauses in its mortgage contracts for the purpose of increasing its loan portfolio yield. The yield increase is obtained through the authorization of assumptions of existing loans at higher rates of interest, assuming the current rates are higher than the existing note rate, and the imposition of assumption fees. ARM loans may be assumed provided home buyers meet the Company's underwriting standards and the applicable fees are paid.

  MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. At March 31, 1997, the Company had $3.2 million and $7.4 million in multi-family and commercial real estate loans, respectively, representing 2.0% and 4.6%, respectively, of the Company's loan portfolio before net items. The Company's multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, retail stores and other properties located in the Company's primary market area. At March 31, 1997, most of the Company's multi-family and commercial real estate loan portfolio was seasoned. From 1990 through fiscal 1997, the Company had no significant originations of such loans for portfolio, except for loans to facilitate the sale of real estate owned secured by property located in the Company's market area.

  The Board of Directors revised the Company's loan policy in fiscal 1996 to permit the origination of new commercial real estate loans in individual amounts of up to $1.0 million with the approval of the Company's loan and appraisal review committee. Commercial real estate loans in excess of $1.0 million must be approved by the Board of Directors. During fiscal 1997 the Company originated two multi-family and one commercial
real estate loans totaling $2.7 million.   A $1.2 million multi-family loan
originated by Mitchell was sold during the period, and a $1.3 million multi-family loan was originated by the Association on a previously foreclosed property.

  The Company intends to originate a limited amount of multi-family and commercial real estate loans in the future for its loan portfolio, subject to regulatory restrictions; however, through Mitchell, the Company expects to originate a significant amount of multifamily loans for resale in the secondary market and may also broker loans to third party lenders. Multi-family and commercial real estate loans generally are originated in amounts up to 80% of the appraised value of the property securing the loan. Commercial and multi-family loans are made at both fixed and adjustable interest rates for terms of up to 25 years. Currently, the other terms of multi-family and commercial real estate loans are negotiated on a case-by-case basis.

  Appraisals on properties securing multi-family and commercial real estate loans originated by the Company are performed at the time the loan is made by either an independent appraiser or, subject to regulatory guidelines, the Company's staff appraiser. All appraisals on multi-family and commercial real estate loans are reviewed by the Company's management and staff appraiser. In addition, the Company's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for the multi-family and commercial real estate loans originated for portfolio.

  The Company's largest multi-family and commercial real estate loans at March 31, 1997 were $1.3 million and $1.2 million, respectively. At such date, the Company had no other multi-family or commercial real estate loans in excess of $1.0 million. At March 31, 1997, these loans were current and not classified.

  Multi-family and commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. In addition, adjustable-rate multi-family and commercial real estate loans are subject to increased risk of delinquency or default as interest rates increase. The Company has attempted to minimize these risks through its underwriting standards and by lending primarily on existing income-producing properties.

  The Company also maintains an escrow account for most of its loans secured by real estate (as well as for loans serviced for others), in order to ensure that the borrower provides funds to cover property taxes in advance of the required payment. These accounts are analyzed annually to confirm that adequate funds are available. For loans which do not include an escrow requirement, an annual review of tax payments is performed by the Company in order to confirm payment. In order to monitor the adequacy of cash flows on income-producing properties, the borrower or lead lender is notified periodically and asked to provide financial information including rental rates and income, maintenance costs and an update of real estate property tax payments.

  RESIDENTIAL CONSTRUCTION LENDING. The Company originates and purchases participations in loans to finance the construction of single-family residences. Many of these loans are made to individuals who will ultimately be the owner-occupier of the residence. Such loans are generally made with permanent financing on the constructed property to be provided by the Company, although that is not a requirement. Construction loans are generally made with up to a nine-month term on an adjustable-rate, interest-only basis. During fiscal 1997 and prior to the acquisition of Old Mitchell, the Company purchased $8.3 million of construction loans and participations in construction loans secured by single-family residential properties from Old Mitchell. The participations comply with Fort Bend's underwriting guidelines, including the loan draw procedures, and generally are reviewed prior to purchase on an individual basis. As of March 31, 1997, the Company had $2.5 million of such loans outstanding.

  At March 31, 1997, the Company had loans to finance the construction of single-family residences totaling $45.0 million, or 27.6% of the Company's loan portfolio before net items, of which approximately $39.6 million were loans to 52 different builders. The Company expects the construction loan portfolio to grow as a result of the acquisitions of FirstBanc and Old Mitchell, due to the location of each acquired company as well as their respective histories and reputations as residential construction lenders. The Company's policy is to generally limit loans to any builder to a maximum of $3.0 million. The Company generally limits the amount of speculative loans to any one builder to 50 percent of the total loan commitment. Of the Company's total construction loans at March 31, 1997, $4.6 million were to borrowers who represented that they intended to live in the properties upon completion of construction. Residential construction loans to owner-occupants are generally underwritten using the same criteria as for one- to four-family residential loans. Loan proceeds are disbursed in increments as construction progresses and inspections warrant.

  Construction loans afford the Company the opportunity to charge loan origination fees, to increase the frequency of repricing of its loan portfolio and to earn yields higher than those obtainable on loans secured by existing one- to four-family residential properties. The higher yields reflect the higher risks associated with construction lending, which include principally the difficulty in evaluating accurately the total funds required to complete a project and the post-completion value of the project. As a result, the Company places a strong emphasis upon the borrower's ability to repay and the experience and expertise of the builder who has contracted to construct the property.

  CONSUMER LENDING. Management considers consumer lending to be an important component of its strategic plan. Specifically, consumer loans generally have shorter terms to maturity (thus reducing the Company's exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At March 31, 1997, the Company's consumer loan portfolio totaled $25.6 million, or 15.7% of its loan portfolio before net items. Under applicable federal law, the Company is authorized to invest up to 35% of its adjusted assets in consumer loans.

  The Company offers a variety of secured consumer loans, including home improvement loans, auto loans and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company currently originates all of its consumer loans in its market area. The Company's home improvement loans comprised approximately 20.7% of the Company's total consumer loan portfolio at March 31, 1997. These loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 85% of the appraised value of the property securing the loan. The term to maturity on such loans may be up to 15 years. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans generally have fixed rates of interest. The Company does not currently originate any consumer loans on an indirect basis (i.e., where loan contracts are purchased from retailers of goods or services which have extended credit to their customers).

  The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio generally has been low (at March 31, 1997, $140,000, or approximately .55% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

  MORTGAGE-BACKED SECURITIES. The Company has a substantial portfolio of mortgage-backed securities and utilizes the portfolio as collateral for borrowings when required to fund heavy loan demand. At March 31, 1997, mortgage-backed securities totaled $97.6 million, including $521,000 available for sale and carried at market value. At that date, mortgage-backed securities represented 33.1% of the Company's total assets. For information regarding the carrying and market values of the Company's mortgage-backed securities portfolio, see Note 3 to the Consolidated Financial Statements contained in
Part II, Item 7.

  Historically, most of the Company's mortgage-backed securities were long-term, fixed-rate federal agency securities. In recent years, the Company has purchased other types of mortgage-backed securities consistent with its asset/liability management and balance sheet objectives. In this regard, the Company emphasizes the purchase of adjustable-rate or short or intermediate effective term fixed-rate mortgage-backed securities for asset/liability management purposes and to supplement the Company's origination of ARM loans. At March 31, 1997, $52.8 million, or 54% of the Company's mortgage-backed securities carried adjustable rates of interest. The Company also has pooled fixed-rate loans in its existing loan portfolio to create mortgage-backed securities. At March 31, 1997, $7.4 million, or 7.6%, of the Company's mortgage-backed securities were secured by loans originated by the Company.

  The Company also has purchased adjustable-rate or short and intermediate tranche fixed-rate CMOs and real estate mortgage investment conduits ("REMICs") having estimated average lives of five years (ten years with respect to adjustable-rate CMOs and REMICs). CMOs and REMICs are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans. These securities are subjected to annual tests required by the Company's regulatory authority and applied to determine if any of the CMOs or REMICs are "high risk." At March 31, 1997, none of the Company's securities failed the annual test and none were considered "high risk." The CMOs and REMICs acquired by the Company are not interest-only, principal-only or residual interests. At March 31, 1997, the book value of these securities was $39.4 million.

  Under the OTS' risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk-weighting and FNMA, FHLMC and AA- or higher rated mortgage-backed securities have a 20% risk-weighting, in contrast to the 50% risk-weighting carried by performing one- to four-family residential mortgage loans. None of the mortgage-backed securities held by the Company had a risk-weight for regulatory capital purposes above 20%. All of the Company's mortgage-backed securities are backed by FHLMC, GNMA or FNMA, or rated AA or higher. Accordingly, management believes that the Company's mortgage-backed securities generally are resistant to credit problems.

      The following table sets forth the carrying values and contractual maturities of the Company's mortgage-backed securities held to maturity at March 31, 1997.


                                                              Due in
                      ---------------------------------------------------------------------------  March 31, 1997
                      6 Months   6 Months      1 to      3 to 5    5 to 10    10 to 20    Over 20     Carrying
                      or Less    to 1 Year    3 Years    Years      Years      Years       Years       Value
                      --------   ---------    -------    ------    -------    --------    -------     --------
                                                          (In Thousands)
AA- and AAA-
  Private Issue
  Securities            $ ---       $ ---     $  ---    $  ---     $  366      $  ---    $ 3,493      $ 3,859

CMO's and REMIC's         ---         ---      2,195       983      9,898       8,169     18,196       39,441
FHLMC                     525         ---      1,354     1,425      1,288       2,465     13,848       20,905
FNMA                      ---         ---      1,368     2,159        ---       3,897     16,368       23,792
GNMA                      ---         ---        ---       ---        ---         ---      9,088        9,088
                     --------   ---------     ------    ------    -------     -------    -------      -------
     Total               $525   $     ---     $4,917    $4,567    $11,552     $14,531    $60,993      $97,085
                     ========   =========     ======    ======    =======     =======    =======      =======


ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED SECURITIES

          As described previously, the Company originates real estate loans through marketing efforts, the Company's customer base, walk-in customers, and referrals from real estate brokers and builders. The Company originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure of interest rates (short-term compared to long-term) as well as the current and expected future level of interest rates.

          The Company purchased $8.1 million of residential loans during fiscal 1997, and management may consider making additional purchases in the future depending upon market conditions. At March 31, 1997, the Company had no commitments to purchase or sell mortgage-backed securities from its held to maturity portfolio, or to sell mortgage-backed securities under its hedging program for loans available for sale. At that same date, the Company had loan commitments of approximately $13.8 million and forward commitments to sell loans of $1.9 million. At March 31, 1997, the Company had $2.7 million of loans available for sale, all of which were held by Mitchell.

          The Company generally has sold its long-term, fixed-rate loan originations since 1990. When loans are sold, the Company generally retains the responsibility for servicing such loans. The Company had $868.0 million in loans serviced for others as of March 31, 1997, and $298,000 in loans serviced by others at that date.

          The following table sets forth the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.


                                                       Year Ended March 31,
                                                   ----------------------------
                                                     1997       1996     1995
                                                   ---------  --------  -------
                                                          (In Thousands)
Originations by type:
Adjustable rate:
  Real estate - one- to four-family                $ 49,792   $16,552   $13,496
              - multi-family                            ---       102       ---
              - commercial                              176     1,175       ---
Non-real estate-commercial business                     ---       ---        18
                                                   --------   -------   -------
         Total adjustable rate                       49,968    17,829    13,514
                                                   --------   -------   -------
Fixed rate:
  Real estate - one- to four-family                $ 20,309   $14,925     7,012
              - multifamily                           2,482       ---       ---
              - commercial                              720       640       ---
              - land                                  1,932       715       457
Non-real estate - consumer                           17,928    14,777    10,851
                  - commercial business               1,596       652       215
                                                   --------   -------   -------
         Total fixed-rate                            44,967    31,709    18,535
                                                   --------   -------   -------
         Total loans originated                      94,935    49,538    32,049
                                                   --------   -------   -------

Purchases:
Real estate - one- to four-family                    15,228    16,401    14,411
Real estate - land                                      968       ---       ---
Mortgage-backed securities (exclud-
  ing REMICs and CMOs)                                  ---     2,456    13,607
REMICs and CMOs                                         ---       ---    12,931
                                                   --------   -------   -------
         Total purchased                             16,196    18,857    40,949
                                                   --------   -------   -------

Sales and Repayments:
Real estate:
  Sales/(1)/                                         27,272    14,116     7,008

  Principal repayments                               78,225    48,653    51,634
                                                   --------   -------   -------
         Total reductions                           105,497    62,769    58,642

Loans Acquired through Acquisition of FirstBanc      20,756       ---       ---
Loans Acquired through Acquisition of Mitchell       16,856       ---       ---
Increase (decrease) in other items, net              (4,514)     (663)      281
                                                   --------   -------   -------
         Net increase                              $ 38,732   $ 4,963   $14,637
                                                   ========   =======   =======

-------------------
/(1)/  Consists primarily of one- to four-family residential loans.


ASSET QUALITY

     The Company's loans delinquent 60 days or more decreased from .93% of total loans at March 31, 1996 to .50% at March 31, 1997. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent 16 days after the due date. If the delinquency is not cured within 30 days, contact with the borrower is made by phone or a letter is sent. Additional written and verbal contacts are made with the borrower between 35 and 70 days after the due date.

     In the event a real estate loan payment is past due for 45 days or more, the Company generally performs an in-depth review of the loan status, the condition of the property and the circumstances of the borrower. Based upon the results of its review, the Company may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and the Company may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies.

     Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is 10 days past due and telephone contact begins when a loan is 30 days past due. If these efforts fail to bring the loan current, appropriate action may be taken to collect any loan payment that remains delinquent. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under Texas consumer protection laws.

     Loans are placed on non-accrual status after 90 days delinquency. When a loan is placed on non-accrual status, the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable.

     DELINQUENT LOANS. The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at March 31, 1997.

                                           Loans Deliquent For:
                           ---------------------------------------------------
                                                                                        Total Loans
                                   60-89 Days             90 Days and Over      Deliquent 60 Days or More
                           -------------------------  ------------------------  --------------------------
                                             Percent                   Percent                   Percent
                                             of Loan                   of Loan                   of Loan
                            Number  Amount  Category  Number  Amount  Category  Number  Amount  Categary
                           ------- ------- --------- ------- ------- --------- ------- ------- -----------
                                                           (Dollars in Thousands)
Real Estate:
 One- to four-family          10    $130      .17%      3      $ 71       .09%    13     $201      .26%
 Construction,
  development and land        21     106      .22      10       106       .22     31      212      .44
Commercial                   ---     ---      ---       1       268      3.62      1      268     3.62
Consumer                      12      96      .38       6        44       .17     18      140      .55
                              --    ----      ---      --      ----      ----     --     ----     ----

     Total                    43    $332      .20%     20      $489       .30%    63     $821      .50%
                              ==    ====      ===      ==      ====      ====     ==     ====     ====


   The table below sets forth the amounts and categories of non-performing assets in the Association's loan portfolio. Loans are placed on non-accrual status after 90 days delinquency. Foreclosed assets include assets acquired in settlement of loans.


                                                         March 31,
                                        -------------------------------------------
                                         1997     1996     1995     1994     1993
                                        -------  -------  -------  -------  -------
                                                 (Dollars in Thousands)

Non-accruing loans:
  One- to four-family                   $   71   $  105   $   43   $  161   $  275
  Commerical real estate                   268      592    1,626      210      ---
  Construction, development and land       106      ---      ---      ---      ---
  Consumer                                  44       32       29       17        5
  Commercial business                      ---      ---       --      ---       13
                                        ------   ------   ------   ------   ------
     Total                                 489      729    1,698      388      293
                                        ------   ------   ------   ------   ------

Troubled Debt Restructurings:
  Multi-family                             ---    2,037    2,036    2,353    2,371
  Commercial real estate                   405      271      ---    1,437    1,710
                                        ------   ------   ------   ------   ------
     Total                                 405    2,308    2,036    3,790    4,081
                                        ------   ------   ------   ------   ------

Foreclosed assets:
  One- to four-family                      266      123       68       68       74
  Commercial real estate                   180      ---      ---      ---    2,249
Less:
  Reserves                                 ---      ---      ---      ---      (46)
                                        ------   ------   ------   ------   ------
     Total                                 446      123       68       68    2,277
                                        ------   ------   ------   ------   ------

Total non-performing assets             $1,340   $3,160   $3,802   $4,246   $6,651
                                        ======   ======   ======   ======   ======
Total non-performing assets as a
 percentage of total assets                .45%    1.29%    1.66%    2.00%    3.15%
                                        ======   ======   ======   ======   ======

  For the year ended March 31, 1997, gross interest income which would have been recorded had the non-accruing loans and troubled-debt restructurings been current in accordance with their original terms amounted to $59,000. The amount that was included in interest income on such loans was $48,000 for the year ended March 31, 1997.

  NON-ACCRUING LOANS. As of March 31, 1997, the Company had $489,000 in net book value of non-accruing loans. Of this balance, $268,000 is secured by commercial real estate and $100,000 by a single family construction loan. The remainder consisted of three single family residential loans totaling $71,000, six consumer loans totaling $44,000 and $6,000 in residential lot loans representing the Company's 5% participation ownership in the loans. See Management's Discussion and Analysis or Plan of Operation, Asset Quality, filed as Part II,
Item 6.

  TROUBLED DEBT RESTRUCTURINGS. As of March 31, 1997, the Association had one loan with a net book value of 405,000, classified as a troubled debt restructuring. The loan is secured by a commercial property located in Houston, Texas. The borrower has been current since 1994. See Management's Discussion and Analysis or Plan of Operation, Asset Quality contained in Part II, Item 6.

  FORECLOSED ASSETS. As of March 31, 1997, the Association had net book value of $446,000 in foreclosed assets, which consisted of one commercial property, one single family house and claims against FHA and VA on 12 foreclosed residential loans serviced by Mitchell. The commercial property and the house were subsequently sold at a gain of $45,000 and loss of $12,000 on April 16, 1997 and April 4, 1997, respectively. See Management's Discussion and Analysis or Plan of Operation, Asset Quality, contained in Part II, Item 6.

  OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, there was one commercial real estate loan with a net book value of $1.2 million on which management has concern. The original terms of the loan required a balloon payment on November 1, 1996. The borrower's attempt to refinance the loan with another lender was delayed as a result of a possible environmental problem with the property securing the loan. The Association granted a nine month extension to the borrower at terms similar to the original note.

  CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Management also classifies as "special mention" assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but nonetheless possess certain weaknesses.

  When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may order the establishment of additional general or specific loss allowances.

  In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Classified assets of the Company at March 31, 1997, all of which are included in the previous table of non-performing assets or are described under the caption "- Other Loans of Concern" or are described under " - Subsidiary and Other Activities," were as follows:

                                         March 31,
                                           1997
                                         ---------
                                      (In Thousands)
  Substandard(1)                            $  970
  Doubtful                                       5
  Loss                                         ---
                                            ------
  Total classified assets                      975
  Special mention assets                       786
                                            ------
  Total criticized assets(1)                $1,761
                                            ======

  ----------------
  /(1)/  Includes foreclosed assets of $446,000.


  ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review by management of all loans of which full collectibility may not be reasonably assured, considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analyses, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate loan allowance. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. The Company's quarterly asset classification review determines which loans to charge-off. At March 31, 1997, management believed the Company's allowance for loan losses of $1.7 million to be adequate.

  There are no agreements or understandings with the regulators to provide additions to the allowance for loan losses nor were additional loss provisions required as a result of their examination of the Association as of December 31, 1996. Recoveries on charge-offs are limited because the Company generally recognizes recoveries as a gain on the sale of foreclosed assets. Net gains on sales of foreclosed assets totaled $213,000, $26,000 and $14,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Gains on sale of foreclosed assets have generally been limited because the number of foreclosed assets sold declined and because such sales were generally made at approximately carrying value, which approximated market value. Loan net charge-offs increased from $422,000 in fiscal 1996 to $708,000 in fiscal 1997. The increase in charge-offs in fiscal 1997 was attributable to one commercial real estate loan, which had been a nonaccruing loan and one multi-family loan which matured November 1, 1996, was foreclosed upon and sold.

          The Company defines a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company uses the same criteria in placing a loan on nonaccrual status, exclusive of residential mortgage loans and consumer loans which are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. At March 31, 1997 and 1996, the Company had impaired loans totaling approximately $807,000 and $3.9 million, respectively, with no related allowance for loan losses in fiscal 1997 and $150,000 in related allowance for loan losses in fiscal 1996. See Note 4 to the Consolidated Financial Statements contained in Part II, Item 7.

  The following table sets forth an analysis of the Company's allowance for loan losses at the dates indicated.

                                                                     Year Ended March 31,
                                                         ---------------------------------------------
                                                          1997     1996     1995      1994      1993
                                                         -------  -------  -------  --------  --------
                                                                   (Dollars in Thousands)


Balance at beginning of period                           $1,350   $1,650   $1,712    $1,742    $1,126
Addition due to acquisitions                                735      ---      ---       ---       ---
                                                       --------   ------   ------    ------    ------

Charge-offs:
  One- to four-family                                       ---      ---      ---       ---       ---
  Consumer                                                   22      ---        6       ---       ---
  Commercial Real Estate                                    203      430      360        32        98
  Multi-family                                              582      ---      ---       ---       ---
                                                       --------   ------   ------    ------    ------
     Total                                                  807      430      366        32        98
                                                       --------   ------   ------    ------    ------
Recoveries:
  One- to four-family/1/                                    ---      ---       45       ---       ---
  Consumer                                                   99      ---        1       ---       ---
  Commercial Real Estate                                    ---        3      ---       ---       ---
  Multi-family                                              ---        4      ---       ---       ---
                                                       --------   ------   ------    ------    ------
     Net charge-offs                                        708      423      320        32        98
Additions charged to operations                             324      123      258         2       714
                                                       --------   ------   ------    ------    ------
Balance at end of period                                 $1,701   $1,350   $1,650    $1,712    $1,742
                                                       ========   ======   ======    ======    ======

Ratio of net charge-offs during the period to average
 loans, excluding mortgage-backed securities
 outstanding during the period                             0.60%    0.49%    0.42%     0.04%     0.12%
                                                       ========   ======   ======    ======    ======

Allowance for loan losses to non-performing loans, at
 the end of the period                                   190.20%   44.46%   44.17%    40.98%    39.82%
                                                       ========   ======   ======    ======    ======

Allowance for loan losses to total loans, excluding
 loans held for sale at end of period                      1.22%    1.43%    2.10%     2.21%     2.22%
                                                       ========   ======   ======    ======    ======

______________________
/1/ The Company generally recognizes recoveries as gains on the sale of foreclosed assets.

     The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:


                                                                   Year Ended March 31,
                          -------------------------------------------------------------------------------------------------------
                                 1997                  1996                1995                 1994                  1993
                          -------------------  -------------------  -------------------  -------------------  -------------------
                                  Percent of           Percent of           Percent of           Percent of           Percent of
                                   Loans in             Loans in             Loans in             Loans in             Loans in
                                     Each                 Each                 Each                 Each                 Each
                                   Category             Category             Category             Category             Category
                                   to Total             to Total             to Total             to Total             to Total
                          Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                          ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                 (Dollars in Thousands)

One-to four-family        $  ---     47.72%   $   20      59.93%    $   42      58.87%   $   37      59.32%   $   37     63.39%
Multi-family                 102      1.99       504       4.59        653       5.42       754       8.52       760      8.43
Commercial                   184      4.55       769       8.04        899       9.29       859      11.37       876     11.11
Construction, develop-
  ment and land            1,264     30.01       ---       8.75        ---       9.38       ---       5.08       ---      3.27
Consumer                     151     15.73        57      18.69         56      17.04        62      15.71        69     13.80
                          ------    ------    ------     ------     ------     ------    ------     ------    ------    ------
     Total                $1,701    100.00%   $1,350     100.00%    $1,650     100.00%   $1,712     100.00%   $1,742    100.00%
                          ======    ======    ======     ======     ======     ======    ======     ======    ======    ======


INVESTMENT ACTIVITIES

  Fort Bend must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained. At March 31, 1997, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 11.65%.

  Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds the assets of which conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

  Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

  At March 31, 1997, the Company's interest-bearing deposits with banks totaled $14.4 million, or 4.9% of total assets, and its investment securities totaled $14.1 million, or 4.8% of total assets. As of such date, the Company also had a $1.9 million investment in FHLB stock, satisfying its requirement for membership
in the FHLB of Dallas.   It is the Company's general policy to purchase
investment securities which are U.S. Government securities and federal agency obligations and other issues that are rated investment grade or have credit enhancements.

At March 31, 1997, the average term to maturity or repricing of the investment securities portfolio was 0.79 years.

The following table sets forth the composition of the Company's investment portfolio at the dates indicated.


                                                                   March 31,
                                        ---------------------------------------------------------------
                                                 1997               1996                  1995
                                        -------------------  -------------------  ---------------------
                                         Carrying    % of     Carrying    % of     Carrying     % of
                                          Value      Total     Value      Total     Value       Total
                                        ----------  -------  ----------  -------  ----------  ---------
                                                               (Dollars in Thousands)

AVAILABLE FOR SALE:
Investment Securities:
 U.S. government securities                $   500   17.73%     $   491   18.52%     $   ---       ---%
 Equity securities                           2,320   82.27        2,194   81.48          ---       ---
                                           -------  ------      -------  ------      -------   -------
                                           $ 2,820  100.00%     $ 2,685  100.00%     $   ---       ---%
                                           =======  ======      =======  ======      =======   =======

HELD TO MATURITY:
Investment Securities:
 U.S. government securities                $   999    3.62%     $   997    4.08%     $ 2,446     12.69%
 Federal agency obligations                 10,236   37.10        8,237   33.71       12,232     63.46
                                           -------  ------      -------  ------      -------   -------
   Total investment securities              11,235   40.72        9,234   37.79       14,678     76.15

FHLB stock                                   1,933    7.01        1,460    5.97        1,370      7.10
                                           -------  ------      -------  ------      -------   -------
   Total investment securities
    and FHLB stock                          13,168   47.73       10,694   43.76       16,048     83.25
                                           -------  ------      -------  ------      -------   -------

 Average remaining life of
  investment securities/(1)/              2.05 years           3.02 years           3.91 years

Other Interest-Earning Assets:
 Interest-bearing deposits
  with banks                                14,421   52.27       13,742   56.24        3,240     16.75
                                           -------  ------      -------  ------      -------   -------
   Total                                   $27,589  100.00%     $24,436  100.00%     $19,288    100.00%
                                           =======  ======      =======  ======      =======   =======

 Average remaining life or term
  to repricing of investment
  securities and other interest-
  earning assets excluding
  FHLB stock/(1)/                         0.79 years           1.02 years           1.43 years


-------------------------
/(1)/ The average remaining lives of securities with "call" features are calculated using the date of maturity.

     The composition and maturities of the investment securities portfolio, excluding FHLB of Dallas stock and equity securities, are indicated in the following table.


                                                March 31, 1997
                              --------------------------------------------------
                               Less Than     1 to 5       5 to 10       Over          Total Investment
                                1 Year        Years        Years      10 Years           Securities
                              -----------  -----------  -----------  -----------  -------------------------
                              Book Value   Book Value   Book Value   Book Value   Book Value   Market Value
                              -----------  -----------  -----------  -----------  -----------  ------------
                                                        (Dollars in Thousands)
AVAILABLE FOR SALE:
U.S. government securities        $  ---       $  500   $      ---   $      ---      $   500        $   491
Equity securities                  2,320          ---          ---          ---        2,320          2,319
                                  ------       ------   ----------   ----------      -------        -------
     Total                        $2,320       $  500   $      ---   $      ---      $ 2,820        $ 2,810
                                  ======       ======   ==========   ==========      =======        =======
Weighted average yield              6.19%        5.13%         ---%         ---%        6.00%

HELD TO MATURITY:
U.S. government securities        $  999   $     ---    $      ---   $      ---      $   999        $ 1,000
Federal agency obligations         2,001        5,237        2,998          ---       10,236          9,789
                                  ------       ------   ----------   ----------      -------        -------
     Total                        $3,000       $5,237       $2,998   $      ---      $11,235        $10,789
                                  ======       ======   ==========   ==========      =======        =======
Weighted average yield              5.35%        5.77%        4.25%         ---%        5.25%


     The Company's investment securities portfolio at March 31, 1997 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's retained earnings, excluding securities issued by the United States Government, or its agencies. The Company's investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Company's Investment Committee.

SOURCES OF FUNDS

     GENERAL. The Company's primary sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities), sales or maturities of loans, maturities of investment securities, mortgage-backed securities and short-term investments, borrowings and funds provided from operations.

     Borrowings, predominantly from the FHLB of Dallas, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used in the future on a longer-term basis to support lending and investing activities. FHLB borrowings are collateralized through pledges of loans and other assets.

     DEPOSITS. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook, statement savings, NOW accounts and money market and certificate accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. The Company solicits deposits from its primary market area only, and does not use brokers to obtain deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. During the fiscal year ended March 31, 1997, total deposits increased by $46.3 million, of which $26.8 million was obtained through the acquisition of FirstBanc. The Company manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives.

     Based on its experience, the Company believes that its passbook, statement savings, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificate deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.


                                                          Year Ended March 31,
                                      -------------------------------------------------------------
                                             1997                 1996                 1995
                                      -------------------  -------------------  -------------------
                                                 Percent              Percent              Percent
                                       Amount   of Total    Amount   of Total    Amount   of Total
                                      --------  ---------  --------  ---------  --------  ---------
                                                          (Dollars in Thousands)
Transactions and Savings Deposits:

Passbook and Statement Savings
  Accounts                            $ 22,806      9.11%  $ 21,045     10.32%  $ 21,784     11.20%
NOW Accounts                            38,774     15.50     20,076      9.85     17,763      9.13
Money Market Accounts                   24,000      9.59     17,426      8.55     17,202      8.85
                                      --------    ------   --------    ------   --------    ------

Total Non-Certificates                  85,580     34.20     58,547     28.72     56,749     29.18
                                      --------    ------   --------    ------   --------    ------

Certificates:

 0.00 -  2.99%                             587      0.24        642      0.31        964      0.50
 3.00 -  4.99%                          25,424     10.16     37,079     18.18     57,381     29.51
 5.00 -  6.99%                         131,622     52.60     99,150     48.62     65,124     33.49
 7.00 -  8.99%                           7,005      2.80      8,496      4.17     14,249      7.32
 9.00 - 10.99%                             ---       ---        ---       ---        ---       ---
11.00% and over                            ---       ---        ---       ---        ---       ---
                                      --------    ------   --------    ------   --------    ------

Total Certificates                     164,638     65.80    145,367     71.28    137,718     70.82
                                      --------    ------   --------    ------   --------    ------
Total Deposits                        $250,218    100.00%  $203,914    100.00%  $194,467    100.00%
                                      ========    ======   ========    ======   ========    ======


          The following table sets forth the savings flows at the Company during the periods indicated. Net deposits (withdrawals) refers to the amount of deposits during a period less the amount of withdrawals during the period. Deposit flows at savings institutions may also be influenced by external factors such as governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts. The primary reasons for the increase in net deposits during fiscal 1997 were the acquisition of FirstBanc, the deposit of custodial accounts by Mitchell and the opening of a new branch in Katy, Texas in May 1996.


                                  Year Ended March 31,
                             -------------------------------
                               1997       1996       1995
                             ---------  ---------  ---------
                                 (Dollars in Thousands)
    Opening balance          $203,914   $194,467   $189,733
    Acquired deposits          26,767        ---        ---
    Deposits                  443,163    230,208    214,665
    Withdrawals               431,945    228,424    215,987
    Interest credited           8,319      7,663      6,056
                             --------   --------   --------

    Ending balance           $250,218   $203,914   $194,467
                             ========   ========   ========

    Net increase             $ 46,304   $  9,447   $  4,734
                             ========   ========   ========

    Percent increase            22.71%      4.86%      2.50%
                             ========   ========   ========


     The following table shows rate and maturity information for the Company's certificates of deposit as of March 31, 1997.


                                     0.00-     3.00-      5.00-    7.00-             Percent
                                      2.99%     4.99%      6.99%    8.99%  Total     of Total
                                    -------   -------   --------  ------- --------  ---------
                                                      (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

June 30, 1997                       $  214   $ 9,140   $ 26,619   $  126   $ 36,099     21.93%
September 30, 1997                      25    11,826     17,350       49     29,250     17.77
December 31, 1997                      ---       220     17,908      ---     18,128     11.01
March 31, 1998                          50         9     20,477       52     20,588     12.51
June 30, 1998                            8       179     17,297      ---     17,484     10.62
September 30, 1998                       3     1,995      8,896      ---     10,894      6.62
December 31, 1998                        1     1,057      1,049       12      2,119      1.29
March 31, 1999                           7       684      2,373      ---      3,064      1.85
June 30, 1999                          ---       300      1,567        7      1,874      1.14
September 30, 1999                       4       ---      3,302        3      3,309      2.01
December 31, 1999                      107       ---      2,526       65      2,698      1.64
March 31, 2000                          18       ---      1,440    6,503      7,961      4.84
Thereafter                             150        14     10,818      188     11,170      6.77
                                    ------   -------   --------   ------   --------    ------

   Total                            $  587   $25,424   $131,622   $7,005   $164,638    100.00%
                                    ======   =======   ========   ======   ========    ======

   Percent of total                    .36%    15.43%     79.95%    4.26%
                                    ======   =======   ========   ======

     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of March 31, 1997.



                                              Maturity
                                -------------------------------------
                                           Over     Over
                                3 Months  3 to 6   6 to 12    Over
                                or Less   Months   Months   12 months   Total
                                --------  -------  -------  ---------  --------
                                          (Dollars in Thousands)
Certificates of deposit less
 than $100,000                   $31,432  $25,826  $32,915    $53,614  $143,787

Certificates of deposit of
 $100,000 or more                  4,646    3,321    5,778      6,688    20,433

Public funds/(1)/                     21      103       23        271       418
                                 -------  -------  -------    -------  --------

Total certificates of
 deposit and public funds        $36,099  $29,250  $38,716    $60,573  $164,638
                                 =======  =======  =======    =======  ========

_______________
/(1)/  Certificates of deposit from governmental and other public entities.


     From time to time the Company has had varying amounts of public funds. The largest amount of public funds held by the Company since 1990 was $418,000. The Company is required to pledge collateral against such funds equal to 110% of such funds. For additional information regarding the composition of the Company's deposits, see Note 7 to the Consolidated Financial Statements contained in Part II, Item 7.

     BORROWINGS. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when there is a net outflow of deposits, when advances are a less costly source of funds or when funds from advances can be invested at a positive spread. In addition, the Company has relied upon selected borrowings for short-term liquidity needs.

     The Company may obtain advances from the FHLB of Dallas upon the security of its capital stock of the FHLB of Dallas and certain of its mortgage loans, investment securities and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At March 31, 1997, the Company had $3.9 million in FHLB borrowings outstanding.

     In December 1995, the Company issued $12.1 million of 8% Convertible Subordinated Debentures due December 1, 2005 (the "Debentures"). The Debentures are redeemable, in whole or in part, as of December 1, 1998, are convertible at any time prior to maturity, unless previously redeemed, into Common Stock of the Company at a conversion rate of 46.296 shares of Common Stock for each $1,000 principal amount of Debentures (subject to adjustment in certain events), have no sinking fund and are unsecured general obligations of the Company. The Company is using the net proceeds for general corporate purposes, which has included the recent acquisitions of FirstBanc and Mitchell, and may include future acquisitions as well as investments in or extensions of credit to the Association and other existing or future subsidiaries of the Association or the Company. See Note 8 to the Consolidated Financial Statements contained in Part II, Item 7.

     The following table sets forth the maximum month-end balance and average daily balance of FHLB advances, Debentures and other borrowings for the periods indicated.


                                       Year Ended March 31,
                                     -------------------------
                                      1997     1996     1995
                                     -------  -------  -------
                                          (In Thousands)

Maximum Balance:
  FHLB advances                      $13,928  $11,500  $15,500
  Debentures                          12,100   12,100      ---
  Other borrowings                       395      483      570

Average Daily Balance:
  FHLB advances                      $ 4,974  $ 5,873  $ 5,984
  Debentures                          12,097    3,879      ---
  Other borrowings                       351      440      526


     The following table sets forth certain information as to the Company's FHLB advances, Debentures and other borrowings at the dates indicated. As of March 31, 1997, $20,000 in debentures had been converted into 925 shares of the Company Common Stock.


                                              March 31,
                                     -------------------------
                                      1997     1996     1995
                                     -------  -------  -------
                                          (In Thousands)


FHLB advances                        $ 3,920  $ 3,969  $11,500
Debentures                            12,080   12,100      ---
Other borrowings                         307      395      483
                                     -------  -------  -------

     Total borrowings                $16,307  $16,464  $11,983
                                     =======  =======  =======

Weighted average interest rate
 of FHLB advances, Debentures and
 other borrowings                       7.87%    7.54%    6.13%


SUBSIDIARY AND OTHER ACTIVITIES

     As a federally chartered savings and loan association, Fort Bend is permitted by OTS regulations to invest up to 2% of its assets, or $5.9 million at March 31, 1997, in the stock of, or in unsecured loans to, service corporation subsidiaries. As of such date, the net book value of Fort Bend's investment in and unsecured loans to its service corporations was $215,000. Fort Bend may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

     One of Fort Bend's active wholly owned subsidiaries, Fairview, Inc. ("Fairview"), is engaged in the sale of developed lots, lending, and providing appraisal and other real estate related services. Fairview has developed Cambridge Village, a single-family residential development located in Rosenberg, Texas, consisting of 235 developed residential lots and eight acres of additional land. At March 31, 1997, only one residential lot remained unsold. At March 31, 1997, Fort Bend's investment in Fairview was $215,000, of which $14,000 was classified as substandard due to the slower than expected sale of the remaining property.

     Fairview recognized net income of $155,000 for the fiscal year ended March 31, 1997, $48,000 for the fiscal year ended March 31, 1996 and a net loss of $18,000 for the fiscal year ended March 31, 1995. As required by federal law, the Association has been deducting its investment in Fairview from capital, over a six-year period beginning July 1, 1990, for purposes of determining the Association's capital requirements. See "- Regulation - Regulatory Capital Requirements."

     Beginning in the third quarter of fiscal 1996, the Company, through Fairview, began to offer its customers and members of the general public various financial services in the form of mutual funds, annuity and brokerage services through a third-party registered broker-dealer.

     The Association also leases space in its Rosenberg branch to an insurance agency and provides financial and related services to the agency. The Association primarily provides accounting, administrative and other ministerial support to the insurance agency. Revenues received from such services totaled $358,000, $78,000 and $165,000 for the years ended March 31, 1997, 1996 and
1995, respectively.

     As noted elsewhere in this Report, on January 2, 1997, the Association acquired a 51% interest in Mitchell Mortgage Company, L.L.C., which is engaged in the mortgage banking business. See "-- Recent Acquisitions--Mitchell Mortgage." Mitchell was formed for the purpose of engaging in the mortgage banking business, including the origination and servicing of single family purchase loans, single family construction loans and commercial and multi-family real estate loans. It is anticipated that the newly formed entity will operate in a manner similar to that of its predecessor. Mitchell Mortgage Company had a loan servicing portfolio of approximately $600 million and a loan portfolio of approximately $18.4 million as of March 31, 1997.


                                   REGULATION


GENERAL

     Fort Bend is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States government. Accordingly, Fort Bend is subject to broad federal regulation and oversight extending to all of its operations. The Association is a member of the FHLB of Dallas and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of Fort Bend, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Association is a member of the SAIF and the deposits of the Association are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

     The OTS has extensive authority over the operations of savings associations. As part of this authority, Fort Bend is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Association were as of December 31, 1996 and January 31, 1992, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets. The Association's OTS assessment for the fiscal year ended March 31, 1997 was $74,000.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Fort Bend and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Association is prescribed by federal laws, and the Association is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Fort Bend is in compliance with the noted restrictions.

     The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1997, the Association's lending limit under this restriction was $3.2 million. The Association is in compliance with its loans-
to-one-borrower limitation.   See "Business  -  Lending Activities."

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

     Fort Bend is a member of the SAIF, which is administered by the FDIC. Fort Bend's deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the institution's deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     For the first six months of 1995, the assessment schedule for members of the Bank Insurance Fund (the "BIF") and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums that BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

     In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment on the Association of $1.5 million was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Association's results of operations for the year ended March 31, 1997. As a result of the special assessment, the Association's deposit insurance premiums were reduced to .063% based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

     Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Association. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.3 basis points assessment on SAIF deposits and 1.26 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

REGULATORY CAPITAL REQUIREMENTS

     Federally insured savings associations, such as Fort Bend, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At March 31, 1997, the Association had tangible capital of $19.5 million, or 6.71% of adjusted total assets, which was approximately $15.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1997, the Association had no intangible assets which were subject to these tests.

     At March 31, 1997, the Association had core capital equal to $19.5 million, or 6.71% of adjusted total assets, which was $10.8 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 1997, the Association had no capital instruments that qualify as supplementary capital and $1.5 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Association had $215,000 of investments in and advances to nonincludable subsidiaries and $754,000 of excess qualifying purchased or originated mortgage loan servicing which were excluded from capital and assets for the purpose of calculating total capital at March 31, 1997.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two-quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Currently, the Association would be exempt from this rule.

     At March 31, 1997, Fort Bend had total capital of $21.0 million (including $19.5 million in core capital and $1.5 million in qualifying supplementary capital) and risk-weighted assets of $142.5 million; or total capital of 14.8% of risk-weighted assets. This amount was $9.7 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

      As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on Fort Bend may have a substantial adverse effect on the Company's operations and profitability. Company stockholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

     OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Generally, savings associations, such as Fort Bend, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Fort Bend may pay dividends in accordance with this general authority.

     Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance can be given as to whether or in what form the regulations may be adopted.

LIQUIDITY

     All savings associations, including Fort Bend, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At March 31, 1997, the Association was in compliance with both requirements, with an overall liquid assets ratio of 10.65% and a short-term liquid assets ratio of 8.56%.

ACCOUNTING

     An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with Generally Accepted Accounting Principles. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Fort Bend is in compliance with these amended rules.

     The OTS has adopted an amendment to its accounting regulations, which the OTS may make more stringent than generally accepted accounting principles, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

QUALIFIED THRIFT LENDER TEST

     All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. As March 31, 1997, the Association met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Holding Company Regulation."

COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Fort Bend. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was last examined for CRA compliance in February 1996 and received a rating of satisfactory.

TRANSACTIONS WITH AFFILIATES

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Fort Bend include the Company and any company which is under common control with Fort Bend. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Association's subsidiaries are not deemed affiliates. The OTS, however, has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests.

Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

HOLDING COMPANY REGULATION

     The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than Fort Bend or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If the Association fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

FEDERAL SECURITIES LAW

     The stock of the Company is registered with the Commission under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Commission under the Exchange Act.

     Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1997, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

     The Association is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Association's FHLB stock may result in a corresponding reduction in the Association's capital.

     As a member of the FHLB of Dallas, the Association is required to purchase and maintain stock in the FHLB of Dallas. At March 31, 1997, the Association had $1.9 million in FHLB stock, which was in compliance with this requirement. Fort Bend has received dividends on its FHLB stock, which have averaged 5.3% over the past five calendar years and were 5.9% for calendar year 1996.

     For the fiscal year ended March 31, 1997, stock dividends paid by the FHLB of Dallas to the Association totaled $103,000, which constitutes a $13,000 increase over the amount of dividends received in fiscal year 1996. The $27,000 dividend received for the quarter ended March 31, 1997 reflects an annualized rate of 5.8%, or 0.1% below the rate for calendar 1996.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Prior to the enactment of recent legislation (discussed below), savings associations such as the Association that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) is computed under the experience method.

     In August 1996, legislation was enacted that repeals the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Association does not believe that the legislation will have a material impact on the Association.

     In addition to regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax.
An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Association, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1997, the Association's Excess for tax purposes totaled approximately $1.5 million. Under present law should the Association cease to be a savings institution, the Company would be required to recapture the Association's bad debt reserves in its Excess.

     The Company files consolidated federal income tax returns with the Association and its subsidiaries on a fiscal year basis using the accrual method of accounting. The Company and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through March 31, 1985. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Association) would not result in a deficiency which could have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

     TEXAS TAXATION. The State of Texas does not have a corporate income tax, but it does have a corporate franchise tax. Legislation enacted in August 1991 subjected savings and loan associations to such franchise tax effective January 1, 1992. The tax is the higher of 0.25% of taxable capital (usually the total of stated capital, paid in capital and retained earnings) or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government. Net income cannot be reduced by net operating loss carryforwards from years prior to 1991, and operating loss carryovers are limited to five years. To the extent that the Company has "Texas" taxable income, it also will be subject to taxation.

     DELAWARE TAXATION. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

COMPETITION

     Fort Bend faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from mortgage bankers, other savings institutions, commercial banks and credit unions, located in the Association's market areas. Other commercial banks, savings institutions, and credit unions provide vigorous competition in consumer lending.

     The Association attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions and commercial banks located in the same communities as well as brokerage firms. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each. An automated teller machine ("ATM") facility is available at the Rosenberg, Needville, East Bernard and Missouri City branches.

EMPLOYEES

     At March 31, 1997, the Company and its subsidiaries had a total of 159 employees, including 20 part-time employees. Such employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following is a description of the Company's and the Association's executive officers who were not also directors as of March 31, 1997.

     Larry J. Dobrava. Mr. Dobrava, age 57, is the Senior Vice President of the Association in charge of loan operations. His primary responsibilities include overall administration of the

Association's lending operations, including real estate, construction, consumer and commercial lending. Mr. Dobrava joined the Association in 1966 and served in several capacities in the Association's lending department prior to being promoted to his present position in 1981.

     David D. Rinehart. Mr. Rinehart, age 55, joined the Association in 1988 as Senior Vice President and Chief Financial Officer. Mr. Rinehart is primarily responsible for planning and directing the Association's accounting, savings and investment functions. He is also responsible for the overall administration of branch operations, internal audit/compliance and data processing of the Association. The Board of Directors of the Company elected Mr. Rinehart Senior Vice President and Chief Financial Officer of the Company in 1993 and Executive Vice President in 1996.

     Sandra C. Samford. Ms. Samford, age 47, has been Vice President in charge of corporate planning and investor relations and the Association's Corporate Secretary since 1988. In this capacity, she is responsible for planning and coordinating the Association's management information system. Ms. Samford has been employed by the Association since 1970. The Board of Directors of the Company elected Ms. Samford Vice President and Secretary of the Company in 1993.

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table sets forth information relating to each of the Association's current offices. The total net book value of the Association's premises and equipment at March 31, 1997 was $4.6 million.


                               Date      Net Book Value     Branch
 Location                    Acquired   at March 31, 1997  Deposits
------------                 ---------  -----------------  --------
                                                 (In Thousands)

Main Office:

3400 Avenue H                    1965        $3,073        $161,747
Rosenberg, TX

Branch Offices:

3328 School Street               1994           379          32,660
Needville, TX

10881 Bissonnet                    (1)           33          12,246
Houston, TX

9212 Highway 60                  1995           348          14,563
East Bernard, TX

919 Avenue C                       (2)           91           4,137
Katy, TX

5819 Highway 6, Suite 100          (3)          660          24,865
Missouri City, TX


___________________
(1)  This location is leased through March 1999.
(2)  This location is leased through February 1999.
(3)  This location is leased through June 2001.



     The Association maintains depositor and borrower customer files on an on-line basis with Fiserv Financial Systems Inc., Beaumont, Texas. The net book value of the data processing and computer equipment utilized by the Association at March 31, 1997 was approximately $452,600.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries, from time to time, are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management that no proceedings exist which, if determined adversely to the Company and its subsidiaries, would have a material effect on Fort Bend's consolidated results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1997.

ITEM 5.  MARKET FOR REGISTANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICE INFORMATION

Fort Bend Holding Corp.'s common stock is listed on the Nasdaq National Market under the symbol "FBHC". As of June 5, 1997, the Holding Corp. had approximately 827,215 shares of common stock outstanding and 606 shareholders of record. The number of shareholders of record does not reflect shares held in nominee or "street" name.

The table below shows the reported high and low price range of the common stock during the fiscal year ended March 31, 1997. The stock was phased into the NASDAQ National Market on October 16, 1995, which reports the high and low price range. The change from high and low bid prices to high and low price range is reflected in the third and fourth quarters of fiscal 1996. The first and second quarters of Fiscal 1996 reflect high and low bid prices. The stock began trading on June 30, 1993.


                                 1997                          1996
                      ---------------------------    --------------------------
                      High      Low     Dividends    High      Low    Dividends

First Quarter         18 1/2   17 1/2     $0.07      16 3/4    15       $0.07
Second Quarter        19 1/2   16 3/4     $0.07      19 1/4    16 3/4   $0.07
Third Quarter         26       18 3/4     $0.07      18 3/4    18       $0.07
Fourth Quarter        24 3/4   22         $0.07      18 3/4    18       $0.07


     In addition, listed below are the Company's dividends on common stock payout ratio for the years indicated:

                                                Year Ended March 31,
                                           -------------------------------
                                             1997       1996         1995
                                           -------------------------------

     Dividends Paid                        229,457     237,298     251,876
     Net Income                            774,773   1,687,036   1,770,679
     Dividend Payout Ratios                  29.62%      14.07%      14.22%

6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

When used in this report, the words "believes," "anticipates," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Fort Bend Holding Corp. (the "Holding Corp.") undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

The Holding Corp. was incorporated under the laws of the State of Delaware to become a savings and loan holding company with Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association") as its subsidiary. The Holding Corp. was incorporated at the direction of the Board of Directors of the Association, and on June 30, 1993 acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "Conversion"). Prior to the Conversion, the Holding Corp. did not engage in any material operations and, at March 31, 1997, had no significant assets other than the investment in the capital stock of the Association, investment securities, deferred charges from subordinated debt issue and cash and cash equivalents. However, during the fiscal year, the Holding Corp. did participate in multifamily loans originated by Mitchell Mortgage Company, L.L.C. for the sale to the Federal Home Loan Mortgage Co. and Federal National Mortgage Co. It is anticipated that this will continue in fiscal year 1998.

The Association is principally engaged in the business of attracting retail deposits from the general public and investing those funds in first mortgage loans in owner occupied, single-family residential loans and mortgage-backed securities. The Association originates residential construction loans and commercial real estate loans. The Association also originates commercial loans and consumer loans, including loans for the purchase of automobiles and home improvement loans.

The most significant outside factors influencing the operations of the Association and other banks and savings institutions include general economic conditions, competition in the local market place and the related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, the cost of funds, primarily consisting of deposits, is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.

The deposits of savings institutions such as the Association are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank

Insurance Fund (the "BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation (the "FDIC"). Financial institutions which are members of the BIF have experienced substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves, while the SAIF prior to September, 1996 had not yet achieved its required reserves. A recapitalization plan for the SAIF was signed by the President on September 30, 1996 as part of the Economic Growth and Regulatory Paperwork Reduction Act and provided for a one-time special assessment of .657% of deposits imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. The assessment of .657% was assessed based on deposits as of March 31, 1995 and the Association's special assessment amounted to approximately $985,000 after taxes. Accordingly, this special assessment significantly increased non-interest expense, and adversely affected the Company's results of operations. Conversely, depending upon the Association's capital level and supervisory rating, future annual deposit insurance premiums are expected to decrease for periods beginning January 1, 1997, to approximately .064% from .23% of deposits previously paid by the Association.

On August 16, 1996, the Holding Corp. acquired all the outstanding stock of FirstBanc Savings Association of Texas ("FirstBanc"). FirstBanc was a state chartered savings and loan association with one full service office located in Missouri City, Texas. The Missouri City/Sugarland area is located in east Fort Bend County. This is a strategic location for the Association as east Fort Bend County has several master planned communities including the rapidly growing First Colony and a new 7,000 acre project known as Sienna Plantation. The transaction value was approximately $4.2 million. FirstBanc had approximately $30 million in assets and $26.8 million in deposits at the time of acquisition.

On January 2, 1997, the Holding Corp. closed a transaction with The Woodlands Corporation to acquire a controlling interest in Mitchell Mortgage Company, L.L.C., ("Mitchell"). A new entity was formed for the purpose of engaging in the mortgage banking business, including the origination and servicing of single family purchase loans, single family construction loans and commercial and multifamily real estate loans. The Woodlands Corporation contributed certain mortgage loans and its mortgage servicing portfolio and liabilities of its wholly-owned mortgage banking subsidiary, Mitchell Mortgage Company, in exchange for a 49% ownership interest in Mitchell. Fort Bend contributed cash of approximately $2.6 million in exchange for a 51% ownership interest in Mitchell. It is anticipated that the newly formed entity will operate in a manner similar to that of its predecessor. Mitchell Mortgage Company had a loan servicing portfolio of approximately $600 million and a loan portfolio of approximately $18.4 million as of March 31, 1997.

In order to continue to meet the financial services needs of the communities it serves, the Association intends to continue to grow in a reasonable, prudent manner which may include expansion of the existing branch network, the acquisition of other financial institutions' branches, or whole institutions. Prior to the Conversion, such growth was limited due to capital restrictions. As a part of this intended growth, the Association has increased the portfolio allocation of single-family construction lending, consumer lending and commercial lending. Certain improvements and expansion of facilities have been completed and should assist in the expansion of the Association's core deposit base. Finally, the Association continues to look for opportunities to expand the loan servicing portfolio.

Growth of the Association may be financed by either increasing the deposit portfolio or from borrowed funds. The acquisition of branches from other financial institutions in the Association's geographic area is one other possible source. In addition, the use of borrowed funds to purchase short duration, mortgage-backed securities or single family mortgage loans may be considered to add to the Association's portfolio.

Loan servicing has been one of the stable income providers for the Association and will continue to be expanded, to the extent possible, through the retention of servicing for loans originated and sold into the secondary market, as well as through the purchase of mortgage servicing rights, to the extent deemed appropriate (and subject to market conditions at the time). In fiscal year 1997, the Association purchased the right to service approximately $128 million of mortgage loans. Management believes these purchases have allowed the Association to take advantage of some economies of scale as related to servicing.

The Holding Corp.'s strategic plan will continue to be reviewed quarterly for progress by the Board of Directors. The Board will modify the plan as deemed appropriate to reflect the operational environment of the Association.

Interest rates increased moderately during the fiscal year ended March 31, 1997, and had no apparent impact on lending. The Association had a higher volume of permanent single family lending activity, resulting in a net gain on sale of loans and an increase to loans receivable, net. In a declining rate environment, prices for loans sold in the secondary market normally increase and generally create a gain when the loans are sold. Since rates increased only moderately, the Association was still able to generate gains on loans sold in the secondary market. In addition the Association has been able to generate new sources of single family construction lending, consumer lending, and commercial real estate lending to compliment the volume of permanent single family lending.

It is difficult to determine the exact impact of rising interest rates on the net interest margin. Prepayment tendencies on loans and mortgage-backed securities may vary from historical experience and depositors' preference for various deposit products and maturities may also vary. The Association's favorable liquidity position of 10.65% allows some flexibility in adjusting to cash flow requirements brought on by interest rate changes. The Association's one year interest-rate sensitivity gap was a positive 11.69% of total assets at March 31, 1997. A positive gap indicates there are more interest-earning assets repricing during a stated period than interest-bearing liabilities. This suggests that in a declining rate environment the net interest margin would decrease and in a rising rate environment the margin would increase. See "Interest Rate Risk Management."

At March 31, 1997, the Holding Corp. had unrealized gains and losses in its investment securities and mortgage-backed securities portfolio which are being held to maturity. The Holding Corp. has both the intent and ability to hold these securities until maturity. In addition, management believes the Holding Corp. will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. As such the Holding Corp. believes that these unrealized losses will not ultimately be realized and therefore, should not be recognized in the financial statements since such losses are not other than temporary.

Most of the Association's mortgage-backed securities are agency securities and are either guaranteed by the full faith and credit of the United States Government (GNMA) or are insured by a Government Sponsored Enterprise (FNMA & FHLMC). In addition, the Association holds some private issue mortgage-backed securities which consist of the "A" piece of "A-B" structured securities, where the "B" piece is subordinate to the "A" piece, and which have been rated one of the two highest categories by at least one of the rating agencies. These securities have pool insurance and/or reserve funds in addition to the subordination of the "B" piece. Collateral for these securities is mortgage whole loans. None of these securities are considered "high risk" as defined by the Office of Thrift Supervision ("OTS") and none have failed to pass the Federal Financial Institution Examination Council (FFIEC) mandatory test for "High Risk" securities. The Association does not invest in such "High Risk" securities.

Management of the investment portfolio is not designed to be the primary source of funds for the Holding Corp.'s operations. Rather, it is viewed as a use of funds generated by the Holding Corp. to be invested in interest-earning assets to be held to maturity or available for sale. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities varies depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow needs of the Holding Corp. since the Association has the ability to borrow funds from the Federal Home Loan Bank of Dallas. Currently, the Association has the ability to borrow up to an additional $143 million if cash flow requirements cannot be met by attracting deposits from its customer base (its primary source of funds), or from repayment of loans and other sources. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED
MARCH 31, 1997 AND 1996

Net income for the fiscal year ended March 31, 1997 was $775,000 or $.91 per share, compared to $1,687,000 or $1.94 per share for fiscal 1996. Fully diluted earnings per share were $.91 and $1.81 for the fiscal year ended March 31, 1997 and 1996, respectively. The decrease in net income resulted from an increase in noninterest expense of $3.6 million, a substantial part of which was a one-time assessment on all SAIF insured institutions, partially offset by increases of $1.5 million and $974,000 in noninterest income and net interest income, before provision for loan losses, respectively.

NET INTEREST INCOME. Net interest income before provision for loan losses increased $974,000 to $7.4 million for the fiscal year 1997 compared to $6.4 million in fiscal 1996. The increase primarily reflects the .14% increase in net yield on average earning assets to 2.95% in fiscal 1997 compared to 2.81% for fiscal 1996. The improvement in net yield primarily reflects an increase of .28% in the yield on average interest-earning assets to 7.51% for fiscal 1997 compared to 7.23% for fiscal 1996 partially offset by an increase of .02% in cost of interest-bearing liabilities in fiscal 1997 compared to fiscal 1996. Net interest income in fiscal year 1997 was favorably impacted by an increase of $32.3 million in the average balance of loans receivable representing the loans acquired in the FirstBanc and Mitchell acquisitions. The gross amount of loans included in the calculation of the average monthly balance for FirstBanc and Mitchell was approximately $21 million and $19.2 million, respectively. Partially offsetting the increase in loans receivable growth was a decrease in average balance of mortgage-backed securities of $13.4 million. The Association's loan demand was given preference over investment in mortgage-backed securities. Average deposits increased $20.6 million and primarily reflects the gross deposits acquired from FirstBanc Savings in August, 1996. Average borrowings increased $7.1 million and primarily reflects a full year of the $12.1 million, 8% Convertible Subordinated Debentures issued in December, 1995. See "Liquidity and Capital Resources".

PROVISION FOR LOAN LOSSES. Provisions for loan losses for fiscal 1997 increased $201,000 to $324,000 from $123,000 for fiscal 1996. In fiscal 1997 loan loss provisions were primarily established in recognition of the $45 million increase in the loan portfolio from March 31, 1996 to March 31, 1997 and the decrease of
 .21% to 1.22% in allowance for loan losses to total loans at March 31, 1997. Non-performing assets to total assets decreased to .45% at March 31, 1997 compared to 1.29% at March 31, 1996. Management maintains an allowance for loan losses in an amount which, in management's judgment, is adequate to absorb reasonable foreseeable losses inherent in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Ultimately, the adequacy of the allowance is dependent upon the economy, changes in real estate values and interest rates and regulatory requirement regarding asset classifications. See "Asset Quality."

NONINTEREST INCOME. Noninterest income increased $1.5 million to $3.4 million in fiscal 1997 compared to $1.9 million in fiscal 1996. Gain on sale of loans in fiscal 1997 was $568,000 compared to $313,000 in fiscal 1996. The volume of loan sales increased $10.5 million in fiscal 1997 compared to fiscal 1996. The increase in volume was directly related to the acquisition of Mitchell which actively sells mortgage loans in the secondary market, in January, 1997. Loan fees and charges increased $337,000 primarily reflecting increases in appraisal fees of $133,000, construction loan fees of $44,000, most of which reflected the $15.8 million increase in loan origination, late payment fees of $50,000 and $114,000 of construction loan fees at Mitchell. Loan servicing income increased $477,000 which primarily reflected the $147 million of purchased and originated servicing and the $600 million of servicing acquired with the acquisition of Mitchell Mortgage. Service charges on deposit accounts increased $158,000 primarily reflecting fees on transaction accounts which reflects an increase in the number of accounts resulting from the acquisition of FirstBanc and the new branch office opened in Katy, Texas. Other income increased $231,000 primarily reflecting an increase in the earnings from the sales of insurance products and discount brokerage services of $263,000 reflecting renewal commissions earned on approximately $6 million of fixed annuities. The increase was partially offset by a decrease of $30,000 in earnings from the sale of developed lots.

NONINTEREST EXPENSE. Noninterest expense increased $3.6 million to $9.2 million in fiscal 1997 compared to $5.6 million in fiscal 1996. A significant portion of the increase was the result of a one-time assessment of $1.5 million by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation. Approximately $191,000 of this assessment related to the FirstBanc deposits. The assessment was based on deposits as of March 31, 1995, and was assessed at a rate of .657%. In addition to the SAIF assessment, compensation and benefits increased $1.3 million and primarily reflected additional personnel retained from the acquisition of FirstBanc in August, 1996 and Mitchell Mortgage in January, 1997, staffing for a new branch office opened in Katy, Texas, normal salary increases and other additions to staff, partially offset by a decrease in contributions to the retirement plan. Office occupancy increased $465,000 and primarily reflected increases of $122,000 in rent and utilities relating to the acquisition of FirstBanc and opening of the Katy Branch office, $133,000 in depreciation relating to remodeling of the Katy Branch, acquisition of FirstBanc, and upgrading computer and telephone systems, $122,000 relating to office occupancy costs at Mitchell Mortgage and $38,000 in building taxes and maintenance contracts. Data processing fees increased $101,000 and primarily reflected costs associated with the addition of FirstBanc and the new branch office opened in Katy, Texas, creation of a wide area network connecting all branch and main offices into one system and the fees incurred by Mitchell for data processing. Real estate operations, net decreased $195,000 and primarily reflected a $167,000 gain on sale of a multifamily property previously held as foreclosed real estate. Other expense increased $526,000 and primarily reflected an increase in stationery and supplies of $54,000 and postage of $30,000 all of which represent expenses associated with the Katy branch expansion and the acquisition of FirstBanc. Capitalized loan origination cost decreased $73,000 since most loans were originated for sale, eliminating the ability to credit expense for loan origination cost. Goodwill amortization of $51,000, associated with the FirstBanc acquisition, began in fiscal year 1997. Approximately $60,000 was related to other expenses at Mitchell.

PROVISION FOR INCOME TAXES. Income tax provision decreased approximately $550,000 in fiscal 1997 compared to fiscal 1996. The decrease reflected lower net income, primarily as a result of the one-time SAIF assessment. At March 31, 1997 and 1996, the Holding Corp. has recorded a net deferred tax asset of $306,000 and $419,000, respectively. A valuation allowance has not been recorded since the Holding Corp. has generated sufficient levels of taxable income to insure realization of the deferred tax asset.

COMPARISON OF FISCAL YEARS ENDED
MARCH 31, 1996 AND 1995

Net income for the fiscal year ended March 31, 1996 was $1.7 million or $1.94 per share, compared to $1.8 million or $1.94 per share for fiscal 1995. Fully diluted earnings per share were $1.81 and $1.94 for the fiscal years ended March 31, 1996 and 1995, respectively. The decrease in net income resulted from a decrease in net interest income, before provision for loan losses, of $493,000 and an increase of $385,000 in noninterest expense partially offset by an increase of $603,000 in noninterest income.

NET INTEREST INCOME. Net interest income before provision for loan losses is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income before provision for loan losses decreased $493,000 to $6.4 million for the fiscal year 1996 compared to $6.9 million in fiscal 1995. The decrease primarily reflects the .43% decrease in net yield on average earning assets to 2.81% in fiscal 1996 compared to 3.24% for fiscal 1995. The decrease in net yield primarily reflects an increase of
 .87% in the cost of interest-bearing liabilities to 4.79% for fiscal 1996 compared to 3.92% for fiscal 1995 partially offset by an increase of .37% in yield on average interest-earning assets in fiscal 1996 compared to fiscal 1995. Yield on average assets increased primarily reflecting .17% increase in average yield on loans receivable and .58% increase in average yield on mortgage-backed securities. Approximately 55% of the mortgage-backed securities are adjustable and interest rates reset during the early part of the fiscal 1996. The increase in the cost of interest-bearing liabilities reflected the increase of 2.21% in average cost of borrowings to 7.04% for fiscal 1996 compared to 4.83% for fiscal 1995. In December, 1995 the Holding Corp. issued $12.1 million of Convertible Subordinated Debentures with a fixed interest rate of 8% which was the primary cause of the increase in cost of borrowings. The Holding Corp. continues its intent to utilize these proceeds for possible acquisitions of other financial services institutions, purchasing branches or establishing new branches in suitable locations within a 100 mile radius of Rosenberg, Texas.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the twelve months ended March 31, 1996 decreased $135,000 as compared to the same period in the last fiscal year. A reduction of approximately $968,000 in non-accruing loans was primarily responsible for the decrease in provision. A partial charge-off and partial pay-off of a $1.4 million commercial real estate loan had previously been reflected as a non-accruing loan.

NONINTEREST INCOME. Noninterest income was $1.9 million in fiscal 1996 compared to $1.3 million in fiscal 1995. Gain on sale of loans in fiscal 1996 was $313,000 compared to a loss on sale of loans of $69,000 in fiscal 1995. The volume of loan sales increased $7.1 million in fiscal 1996 compared to fiscal 1995 and favorable pricing was obtained from the secondary market on loans sold in fiscal

1996. The increase in volume and favorable pricing was directly related to the decrease in interest rates that began in January 1995. The increase in noninterest income was further enhanced by an increase of $47,000 in loan servicing income resulting from the $20 million of servicing purchased in late fiscal 1996. Loan fees and charges increased $76,000 and primarily reflected increases of $28,000 in appraisal fees and $22,000 in construction loan fees.

The Association's subsidiary recognized $58,000 profit from sales of developed residential lots and commercial real estate during fiscal 1996 compared to a loss of $2,000 for fiscal 1995.

NONINTEREST EXPENSE. Noninterest expense increased $398,000 to $5.6 million in fiscal 1996 compared to $5.2 million in fiscal 1995. Compensation and benefits increased approximately $326,000 and primarily reflected normal salary increases, several additions to the staff, and contributions to the employee stock ownership plan. Real estate operations, net decreased approximately $43,000 primarily reflecting a decrease of $38,000 in real estate expense and an increase of $7,000 in profit on sale of real estate.

PROVISION FOR INCOME TAXES. Income tax provision decreased approximately $56,000 in fiscal 1996 compared to fiscal 1995. The decrease primarily reflected the lower pre-tax income in fiscal 1996. At March 31, 1996 and 1995, the Holding Corp. had recorded a net deferred tax asset of $419,000 and $505,000, respectively. A valuation allowance has not been recorded since the Holding Corp. has generated sufficient levels of taxable income to insure realization of the deferred tax asset.

AVERAGE BALANCES, INTEREST YIELDS AND RATES

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                     Year ended March 31,
                                                                    (Dollars in Thousands)
                                            1997                              1996                              1995
                             --------------------------------   -------------------------------   -------------------------------
                                  Average   Interest                Average   Interest                Average   Interest
                              Outstanding    Earned/   Yield/   Outstanding    Earned/   Yield/   Outstanding    Earned/   Yield
                                  Balance       Paid     Rate       Balance       Paid     Rate       Balance       Paid    Rate
Interest-Earning Assets:
 Loans receivable (1)            $118,560    $10,251    8.65%      $ 86,289    $ 7,375    8.55%     $ 76,017    $  6,367   8.38%
 Mortgage-backed securities       104,070      6,925    6.65        117,444      7,719    6.57       119,175       7,144   5.99
 Investment securities and
 other interest-earning assets     27,137      1,590    5.86         23,476      1,323    5.64        17,635       1,083   6.14
                                 --------    -------    ----       --------    -------    ----      --------     -------   ----
   Total interest-earning
     assets (1)                  $249,767    $18,766    7.51%      $227,209    $16,417    7.23%     $212,827     $14,594   6.86%
                                 ========    =======    ====       ========    =======    ====      ========     =======   ====
Interest-Bearing Liabilities:
  NOW deposits                   $ 21,437    $   491    2.29%      $ 17,049    $   401    2.35%     $ 16,076     $   364   2.26%
 Savings deposits and MMA          42,456      1,185    2.79         38,140      1,046    2.74        41,982       1,055   2.51
 Certificates of deposit          155,453      8,350    5.37        143,508      7,847    5.47       130,988       5,927   4.52
 Borrowings                        17,468      1,372    7.86         10,370        730    7.04         7,494         362   4.83
                                 --------    -------    ----       --------    -------    ----      --------     -------   ----
   Total interest-bearing
     liabilities                 $236,814    $11,398    4.81%      $209,067    $10,024    4.79%     $196,540     $ 7,708   3.92%
                                 ========    =======    ====       ========    =======    ====      ========     =======   ====
Net interest income                          $ 7,368                           $ 6,393                           $ 6,886
                                             =======                           =======                           =======
Net interest rate spread                                2.70%                             2.44%                            2.94%
                                                        ====                              ====                             ====
Net interest-earning assets      $ 12,953                          $ 18,142                         $ 16,287
                                 ========                          ========                         ========
Net yield on average
 interest-earning assets                                2.95%                             2.81%                            3.24%
                                                        ====                              ====                             ====
Average interest-earning
 assets to average interest-
 bearing liabilities                          105.47%                           105.47%                           108.68%
                                             =======                           =======                           =======

(1) Calculated net of deferred loan fees, loans in process and loss reserves

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of the table, changes attributable to both rate and volume, which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

RATE VOLUME ANALYSIS

                                                     Year Ended March 31
                                                    (Dollars in Thousands)
                                           1997 v 1996                   1996 v 1995
                                    Increase (Decrease) due to    Increase (Decrease) due to
                                    --------------------------    --------------------------
                                    Volume     Rate     Total     Volume     Rate     Total
Interest-Earnings Assets:
Loans receivable                    $2,789    $   87    $2,876    $  876    $  132    $1,008
Mortgage-backed securities            (889)       95      (794)     (101)      676       575
Investment securities and other
  interest-earning assets              214        53       267       318       (78)      240
                                    ------    ------    ------    ------    ------    ------
Total interest-earning assets       $2,114    $  235    $2,349    $1,093    $   730   $1,823
                                    ======    ======    ======    ======    =======   ======

Interest-Bearing Liabilities:
NOW deposits                        $  100    $  (10)   $   90    $   22    $    15   $   37
Savings deposits and MMA               120        19       139       (97)        88       (9)
Certificates of deposit                645      (142)      503       600      1,320    1,920
Borrowings                             549        94       643       168        200      368
                                    ------    ------    ------    ------    ------    ------
Total interest-bearing liabilities  $1,414    $  (39)   $1,375    $  693    $ 1,623   $2,316
                                    ======    ======    ======    ======    =======   ======

Net interest income                                     $  974                        $ (493)
                                                        ======                        ======

AVERAGE YIELDS EARNED AND RATES PAID

The following table presents the weighted average yields earned on loans, investments, and other interest-earning assets, and the weighted average rates paid on deposits and borrowings and the resultant interest rate spreads at the dates indicated. Weighted average balances are based on the monthly balances at the end of the period.

                                                       AT MARCH 31,
                                                 -------------------------
                                                 1997      1996      1995

     WEIGHTED AVERAGE YIELD ON:
          Loans receivable                       8.61%     8.37%     8.32%
          Mortgage-backed securities             6.74%     6.79%     6.48%
          Investment securities and other
             interest-earnings assets            5.86%     5.07%     6.15%
     COMBINED WEIGHTED AVERAGE YIELD ON
          INTEREST-EARNINGS ASSETS               7.65%     7.24%     7.12%
     WEIGHTED AVERAGE RATE PAID ON:
          Savings deposits                       2.77%     2.74%     2.74%
          NOW deposits                           2.25%     2.34%     2.02%
          Certificates of deposit                5.42%     5.46%     5.27%
          Borrowings                             7.54%     7.54%     6.13%
     COMBINED WEIGHTED AVERAGE RATE PAID ON
          INTEREST-BEARING LIABILITIES           4.76%     4.88%     4.55%
     SPREAD                                      2.89%     2.36%     2.57%

INTEREST RATE RISK MANAGEMENT

The Association attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Holding Corp.'s policies are designed to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Association has implemented these policies by generally selling long term fixed-rate mortgage loans that are originated, retaining adjustable-rate mortgage loans that are originated, originating and retaining short-term consumer loans, and purchasing adjustable rate or short-term to maturity loans, mortgage-backed securities or collateralized mortgage obligations. As of March 31, 1997 the Association had 55.2% of its total loans and mortgage-backed securities in adjustable rate instruments compared to 51.8% at March 31, 1996. As a result of these policies, the Association's cumulative one year interest-rate sensitivity gap at March 31, 1997 was a positive 11.69%. A positive gap would expose the Association to a decrease in the net interest margin in a declining interest rate environment as interest earned on assets may decline more rapidly than interest expense paid on deposits. An increase in rates would be expected to cause interest income to increase more rapidly than interest expense.

The following table sets forth the assumed repricing and maturity periods of the Association's interest-earning assets and interest-bearing liabilities at March 31, 1997 and the interest rate sensitivity gap percentages at the dates indicated. The interest rate sensitivity gap is defined as the amount by which assets repricing within the respective periods exceed liabilities repricing within such periods. All loans, mortgage and consumer, are assumed to prepay at annual rate of 10% per year. Adjustable rate mortgage-backed securities with current market indices (treasury yields, LIBOR, prime) are assumed to prepay at annual rates ranging from 1% to 20% per year. Adjustable-rate mortgage-backed securities with lagging indices (cost of funds) are assumed to prepay at annual rates ranging from 5% to 15% per year. The annual prepayment rate on consumer loans is assumed to be 10%. The decay rate on savings deposits and NOW accounts is assumed to be 32% and it is assumed that fixed-rate certificates of deposit will not be withdrawn prior to maturity.

The effect of these assumptions is to quantify the dollar amount of items that are interest-rate sensitive and can be repriced within each of the periods specified. Such repricing can occur in one of three ways: (1) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an index; (2) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rates.

                                                                                 Maturing or Repricing Amount
                                                          -------------------------------------------------------------------------
                                                           Within         Over 1 to 3       Over 3 to 5       Over
                                                          One Year           Years             Years        5 Years         Total
                                                                                  (Dollars in Thousands)
Fixed rate one-to four-family (including
  mortgage-backed securities), commercial real
  estate  & construction loans                            $  14,524       $  31,796         $  16,905       $  23,289      $ 86,514
Adjustable rate one- to four- family
  (including mortgage-backed securities),
  commercial real estate and construction loans             104,631          13,342            13,357           2,732       134,062
Consumer loans                                                7,257          10,120             2,845              45        20,267
Investment securities & other                                25,918           3,982               997             ---        30,897
                                                          ---------       ---------         ---------       ---------      --------

Total interest-earning assets                               152,330          59,240            34,104          26,066       271,740
                                                          ---------       ---------         ---------       ---------      --------
Savings deposits & MMA                                       12,000          24,118             4,039           4,039        44,196
Demand & NOW deposit                                            ---          15,821             5,274           5,274        26,369
Certificates of deposit                                     105,676          47,791            11,083              87       164,637
Borrowings                                                      307             ---             3,920             ---         4,227
                                                          ---------       ---------         ---------       ---------      --------

   Total interest-bearing liabilities                       117,983          87,730            24,316           9,400       239,429
                                                          ---------       ---------         ---------       ---------      --------

Interest-earning assets less
   interest-bearing liabilities                           $  34,347       $ (28,490)        $   9,788       $  16,666      $ 32,311
                                                          =========       =========         =========       =========      ========
Cumulative interest-rate sensitivity gap                                  $   5,857         $  15,645       $  32,311
                                                                          =========         =========       =========
Cumulative interest-rate sensitivity gap
  as a percentage of total assets at
  March 31, 1997                                              11.69%           1.99%             5.33%          11.00%
Cumulative interest-rate sensitivity gap
  as a percentage of total assets at
  March 31, 1996                                               6.40%

As prepayment activity changes however, the resulting gap is expected to be affected. A decrease in prepayment speeds would be expected to move the gap towards a matched or negative position. The opposite would be expected to occur if prepayment speeds increase. Prepayment speeds are influenced by fluctuation in interest rates and may not produce the same results as reflected in the previous table. Also, certain assets and liabilities may have similar maturities or repricing periods but could react differently to changes in interest rates. Assets which have adjustable-rate features may have a limitation on the periodic interest rate adjustments and could result in a rate that is still below existing market rates. This same feature may also limit the downward adjustment in a declining rate environment.

The Office of Thrift Supervision ("OTS") provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts.

The OTS issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. OTS has delayed the implementation of the regulation pending the testing of an OTS appeals process for certain institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between
(i) the
institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater proforma decrease in NPV) and (ii) its "normal" level of exposure which is 2% of the present value of its assets. Because of the Association's asset size and level of risk-based capital, the Association is exempt from this requirement. As of March 31, 1997, (the latest information available) a change in interest rates of a positive 200 basis points would have resulted in a .50% decrease in the present value of the Association's assets, while a change in interest rates of a negative 200 basis points would have resulted in a 1.20% decrease in the present value of the Association's assets. Under OTS guidelines, the Association's level of interest rate risk as of March 31, 1997 would be considered "normal".

Presented on the table that follows as of March 31, 1997, is an analysis of the Association's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points in accordance with OTS regulations. As illustrated in the table, the Association's NPV is more sensitive to declining rates than rising rates, eventhough the Association had a positive gap (as previously discussed). This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments (and the NPV focuses on the Association's entire portfolio, not just assets that are subject to adjustment or maturity within one year). When rates decline, the Association does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates.


                                       Net Portfolio Value

               Change in               At March 31, 1997
               Interest Rate           -----------------
               (Basis Points)          $ Change     % Change
                                        (000's)

                      +400               -6,776         -18
                      +300               -4,198         -11
                      +200               -1,992         - 5
                      +100               -  441         - 1
                         0                    0           0
                      -100               -1,114         - 3
                      -200               -3,856         -10
                      -300               -6,928         -18
                      -400               -8,729         -23

Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used by management in conjunction with NPV measures to identify excessive interest rate risk.

Certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

In addition, the previous tables do not necessarily indicate the impact of general interest rate movements on the Association's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Association's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.


ASSET QUALITY

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for allowance for loan losses.

As a result of the review process, management recorded a $324,000 provision for loan losses during the fiscal year ended March 31, 1997. The allowance for loan losses was further increased by the addition of $385,000 in allowance for loan loss held by FirstBanc at the time of acquisition and $350,000 established by Mitchell Mortgage at the time of its acquisition. The Holding Corp.'s allowance for loan losses increased to $1.7 million or 1.22% of total loans at March 31, 1997, as compared to $1.4 million at March 31, 1996 or 1.43% of total loans. Net charge-offs for the fiscal year ended March 31, 1997 totaled $708,000, attributed primarily to one commercial real estate loan, which was a nonaccrual loan and one multifamily loan which matured November 1, 1996, was foreclosed upon and sold. While management believes it uses the best information available to make determinations regarding the adequacy of the allowance, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Holding Corp. consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The following table summarizes the various categories of the Holding Corp.'s non-performing assets.



                                                      March 31,
                                              ------------------------
                                                 1997           1996

Non-accruing loans                            $   489,251  $   729,274
Troubled debt restructurings                      405,097    2,307,947
Foreclosed assets                                 446,119      123,215
                                              -----------  -----------
Total non-performing assets                   $ 1,340,467  $ 3,160,436
                                              ===========  ===========
Total non-performing assets
  as a percentage of total assets                    0.45%        1.29%

Total non-performing assets decreased by $1.8 million for the fiscal year ended March 31, 1997. The decrease resulted primarily from the foreclosure and partial charge-off of two loans, and subsequent sale of each of the properties, one of which was previously classified as trouble debt restructuring and the other was a non-accruing loan.

At March 31, 1997 foreclosed assets consisted of one commercial property, one single family house and a 5% participation ownership in 13 residential developed lots. The commercial property and the single family house were sold at a gain of $45,000 and loss of $12,000 on April 16, 1997 and April 4, 1997, respectively. The residential lots are being marketed by Mitchell Mortgage.

LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings, and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposit flows, prepayments of principal on loans and mortgage-backed securities, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current OTS regulations require the Association to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1997, the Association's liquidity ratio was 10.65% which was in excess of the minimum regulatory requirements.

During the fiscal year ended March 31, 1997, total deposits increased by $46.3 million. This growth primarily reflected the acquisition of FirstBanc, the deposit of custodial accounts by Mitchell and the opening of a new branch in Katy, Texas in May, 1996.

The Association uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At March 31, 1997, the Association had commitments to originate loans totaling $13.8 million. The Association considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Association expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

During the fiscal year ended March 31, 1997, the Association decreased its borrowings from the Federal Home Loan Bank of Dallas by $49,000. It is anticipated that the amount of outstanding borrowings will fluctuate during the next fiscal year depending upon cash flows from the various sources of funds and financing to be provided to Fort Bend's new subsidiary, Mitchell Mortgage Company L.L.C.

In fiscal 1997, the Holding Corp. paid dividends of $.28 per share. On April 17, 1997, the Holding Corp. declared a cash dividend of $0.07 per share payable on May 29, 1997 to the shareholders of record on May 8, 1997.

The Association is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. The table below presents the Association's capital position at March 31, 1997 relative to the existing regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Association will meet the requirements of the proposed capital regulations.



                                           Amount                Percent
                                           (000's)               Assets (1)

Tangible capital                          $  19,515                   6.71%
Tangible capital requirement                  4,365                   1.50
                                          ---------              ---------
  Excess                                  $  15,150                   5.21%
                                          =========              =========

Core capital                              $  19,515                   6.71%
Core capital requirement                      8,730                   3.00
                                          ---------              ---------
  Excess                                  $  10,785                   3.71%
                                          =========              =========

Total capital (i.e., core &
  supplemental capital)                   $  21,055                  14.77%
Risk- based capital requirement              11,401                   8.00
                                          ---------              ---------
  Excess                                  $   9,654                   6.77%
                                          =========              =========

(1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1997, the Holding Corp. adopted the requirements of Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The provisions of Statement 125 have not significantly impacted the consolidated financial statements as the Holding Corp. has not entered into transactions which give rise to differences in existing accounting as a result of Statement
125. The primary activity of the Holding Corp. impacted by Statement 125 is the selling of loans with servicing retained. The accounting for sales of loans with servicing retained required by Statement 125 is generally consistent with previous authoritative accounting literature.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 is effective for the year ending after December 15, 1997, for both interim and annual periods, and replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. The adoption of Statement 128 is not expected to have a material impact on earnings per share reported by the Holding Corp.

In February 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structure." Statement 129 is effective for financial statements for periods ending after December 15, 1997. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Fort Bend Holding Corp.:

We have audited the accompanying consolidated statement of financial condition of Fort Bend Holding Corp. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fort Bend Holding Corp. and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage servicing rights effective April 1, 1995.


/s/ Coopers & Lybrand L.L.P.

Houston, Texas
May 1, 1997

FORT BEND HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
March 31, 1997 and 1996


                                Assets               1997            1996
Cash and due from banks                         $   6,369,675   $   3,451,880
Short-term investments                             14,220,516      13,541,782
Certificates of deposit                               200,000         200,000
                                                -------------   -------------

     Total cash and cash equivalents               20,790,191      17,193,662


Securities available for sale                       3,331,139       3,558,109
Securities held to maturity (fair value of
  $107,473,870 and $119,740,932 at March 31,
  1997 and 1996, respectively)                    108,319,264     119,723,122
Loans held for sale                                 2,660,415         922,422
Loans receivable, net                             138,227,705      92,861,594
Premises and equipment, net                         4,970,011       3,635,046
Mortgage servicing rights, net                      7,537,571       1,235,714
Other assets                                        9,243,802       5,038,964
                                                -------------   -------------

     Total assets                               $ 295,080,098   $ 244,168,633
                                                =============   =============

        Liabilities and Stockholders' Equity

Liabilities:
  Deposits                                      $ 250,218,152   $ 203,913,715
  Convertible subordinated debentures              12,080,000      12,100,000
  Borrowings                                        4,226,676       4,363,688
  Advances from borrowers for taxes and
    insurance                                       4,750,945       4,224,796
  Other liabilities                                 2,868,177       1,994,063
                                                -------------   -------------

     Total liabilities                            274,143,950     226,596,262
                                                -------------   -------------

Commitments and contingencies

Minority interest in consolidated subsidiary        2,508,214

Stockholders' equity:
  Serial preferred stock, $.01 par value,
    500,000 shares authorized, none outstanding
  Common stock, $.01 par value, 2,000,000
    shares authorized, 910,475 shares issued
    and 822,301 shares outstanding at March 31,
    1997, and 905,572 shares issued and 817,398
    shares outstanding at March 31, 1996                9,104           9,055
  Additional paid-in capital                        8,704,987       8,514,562
  Deferred compensation                               (82,324)        (98,668)
  Unearned employee stock ownership plan shares      (307,125)       (394,875)
  Retained earnings (substantially restricted)     11,565,900      11,020,584
  Net unrealized loss on securities available
    for sale, net of tax                               (6,107)        (21,786)
  Treasury stock, at cost, 88,174 shares           (1,456,501)     (1,456,501)
                                                -------------   -------------

     Total stockholders' equity                    18,427,934      17,572,371
                                                -------------   -------------

       Total liabilities and stockholders'
         equity                                 $ 295,080,098   $ 244,168,633
                                                =============   =============


The accompanying notes are an integral part of the consolidated financial statements.

FORT BEND HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
for the years ended March 31, 1997, 1996 and 1995



                                       1997           1996           1995
Interest income:
  Loans                           $ 10,251,364    $ 7,375,117   $  6,367,190
  Short-term investments               809,779        544,684        249,448
  Investment securities                779,993        778,603        833,701
  Mortgage-backed securities         6,924,939      7,718,765      7,143,515
                                  ------------    -----------   ------------
     Total interest income          18,766,075     16,417,169     14,593,854
                                  ------------    -----------   ------------

Interest expense:
  Deposits                          10,025,946      9,293,724      7,345,930
  Borrowings                         1,372,403        729,979        361,678
                                  ------------    -----------   ------------
     Total interest expense         11,398,349     10,023,703      7,707,608
                                  ------------    -----------   ------------

     Net interest income             7,367,726      6,393,466      6,886,246

Provision for loan losses              324,000        123,053        258,000
                                  ------------    -----------   ------------
     Net interest income after
       provision for loan losses     7,043,726      6,270,413      6,628,246
                                  ------------    -----------   ------------

Noninterest income:
  Loan servicing income                815,466        338,183        291,180
  Service charges on deposit
    accounts                           757,027        599,287        527,796
  Loan fees and charges                659,331        322,207        245,958
  Gain (loss) on sale of loans         567,776        313,438        (69,323)
  Other income                         555,486        324,034        285,759
                                  ------------    -----------   ------------
     Total noninterest income        3,355,086      1,897,149      1,281,370
                                  ------------    -----------   ------------

Noninterest expenses:
  Compensation and benefits          4,413,226      3,107,963      2,782,292
  Office occupancy and equipment     1,121,085        656,541        570,644
  SAIF special assessment            1,492,686
  Deposit insurance premiums           406,877        465,421        456,955
  Data processing fees                 292,887        192,066        178,758
  Real estate operations, net         (213,127)       (18,029)        24,751
  Other expense                      1,689,468      1,163,135      1,155,851
                                  ------------    -----------   ------------
     Total noninterest expenses      9,203,102      5,567,097      5,169,251
                                  ------------    -----------   ------------

     Income before income tax
       expense                       1,195,710      2,600,465      2,740,365
                                  ------------    -----------   ------------

Income tax expense                     363,009        913,429        969,686
                                  ------------    -----------   ------------

     Net income before minority
       interest in income of
       consolidated subsidiary         832,701      1,687,036      1,770,679
                                  ------------    -----------   ------------

Minority interest in income of
  consolidated subsidiary               57,928
                                  ------------    -----------   ------------

     Net income                   $    774,773    $ 1,687,036   $  1,770,679
                                  ============    ===========   ============

     Primary earnings per common
       share                      $       0.91    $      1.94   $       1.94
                                  ============    ===========   ============

     Fully diluted earnings per
       common share               $       0.91    $      1.81   $       1.94
                                  ============    ===========   ============


     Average number of common
       shares:
       Primary                         851,972        869,671        913,295
       Fully diluted                   851,972      1,047,215        913,295


The accompanying notes are an integral part of the consolidated financial statements.

FORT BEND HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended March 31, 1997, 1996 and 1995



                                                                            DEFERRED    UNEARNED                    NET
                                 NUMBER OF SHARES                         COMPENSATION  EMPLOYEE                UNREALIZED
                                -----------------                         RECOGNITION     STOCK                   LOSS ON
                                COMMON    COMMON            ADDITIONAL       AND        OWNERSHIP                SECURITIES
                                STOCK    STOCK IN  COMMON    PAID-IN      RETENTION       PLAN       RETAINED     AVAILABLE
                                ISSUED   TREASURY   STOCK    CAPITAL         PLAN        SHARES      EARNINGS     FOR SALE
Balance at March 31, 1994       894,352            $ 8,943  $ 8,281,223  $ (134,816)   $ (570,375)   $ 8,052,043

Issuance of common stock to
 the recognition and retention
 plan                             1,700                 17       22,083     (22,100)

Deferred compensation
 amortization                                                                38,124

Release of employee stock
 ownership plan shares                                                                     87,750

Appreciation in employee
 stock ownership plan shares
 released                                                        33,131

Exercise of stock options         7,020                 70       70,130

Purchase of treasury stock                 45,153

Net income                                                                                             1,770,679

Cash dividends ($.28 per
 common share)                                                                                          (251,876)
                                --------  ------   -------  -----------  ----------   ----------     -----------

Balance at March 31, 1995        903,072  45,153   $ 9,030  $ 8,406,567  $ (118,792)  $ (482,625)    $ 9,570,846

Issuance of common stock to
 the recognition and retention
 plan                              1,500                15       22,485     (22,500)

Deferred compensation
 amortization                                                                42,624

Release of employee stock
 ownership plan shares                                                                    87,750

Appreciation in employee
 stock ownership plan shares
 released                                                        70,020

Exercise of stock options         1,000                 10       15,490

Purchase of treasury stock                43,021

Net income                                                                                            1,687,036

Cash dividends ($.28 per
 common share)                                                                                         (237,298)

Other, net of deferred
 taxes of $11,224                                                                                                  $ (21,786)
                                --------  ------   -------  -----------  ----------   ----------    -----------    ---------

Balance at March 31, 1996        905,572  88,174   $ 9,055  $ 8,514,562  $  (98,668)  $ (394,875)   $11,020,584    $ (21,786)


                                                 TOTAL
                                TREASURY      STOCKHOLDERS
                                 STOCK           EQUITY
Balance at March 31, 1994                     $ 15,637,018

Issuance of common stock to
 the recognition and retent
 plan

Deferred compensation
 amortization                                       38,124

Release of employee stock
 ownership plan shares                              87,750

Appreciation in employee stock
 ownership plan shares release                      33,131

Exercise of stock options                           70,200

Purchase of treasury stock      $  (666,007)      (666,007)

Net income                                       1,770,679

Cash dividends ($.28 per
 common share)                                    (251,876)
                                -----------   ------------

Balance at March 31, 1995       $  (666,007)  $ 16,719,019

Issuance of common stock to
 the recognition and retention
 plan

Deferred compensation                               42,624
 amortization

Release of employee stock
 ownership plan shares                              87,750

Appreciation in employee
 stock ownership plan shares
 released                                           70,020

Exercise of stock options                           15,500

Purchase of treasury stock         (790,494)      (790,494)

Net income                                       1,687,036

Cash dividends ($.28 per
 common share)                                    (237,298)

Other, net of deferred
 taxes of $11,224                                  (21,786)
                                -----------   ------------

Balance at March 31, 1996       $(1,456,501)  $ 17,572,371


                                   continued

FORT BEND HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY, CONTINUED for the years ended March 31, 1997, 1996 and 1995




                                                                            DEFERRED    UNEARNED                    NET
                                 NUMBER OF SHARES                         COMPENSATION  EMPLOYEE                  UNREALIZED
                                -----------------                         RECOGNITION     STOCK                     LOSS ON
                                COMMON    COMMON            ADDITIONAL       AND        OWNERSHIP                  SECURITIES
                                STOCK    STOCK IN  COMMON    PAID-IN      RETENTION       PLAN       RETAINED       AVAILABLE
                                ISSUED   TREASURY   STOCK    CAPITAL         PLAN        SHARES      EARNINGS        FOR SALE
Balance at March 31, 1996       905,572   88,174   $ 9,055   $ 8,514,562  $ (98,668)   $  (394,875)  $ 11,020,584  $ (21,786)

Issuance of common stock to
 the recognition and retention
 plan                             1,800                 18        32,832    (32,850)

Deferred compensation
 amortization                                                                49,194

Release of employee stock
 ownership plan shares                                                                      87,750

Appreciation in employee
 stock ownership plan shares
 released                                                        101,784

Exercise of stock options         2,178                 22        37,004

Net income                                                                                                774,773

Cash dividends ($.28 per
 common share)                                                                                           (229,457)

Other, net of deferred
 taxes of $7,234                    925                  9        18,805                                              15,679
                                -------   ------   -------   -----------  ---------    -----------   ------------  ---------

Balance at March 31, 1997       910,475   88,174   $ 9,104   $ 8,704,987  $ (82,324)   $  (307,125)  $ 11,565,900  $  (6,107)
                                =======   ======   =======   ===========  =========    ===========   ============  =========



                                                 TOTAL
                                TREASURY      STOCKHOLDERS
                                 STOCK           EQUITY
Balance at March 31, 1995       $(1,456,501)  $ 17,572,371

Issuance of common stock to
 the recognition and retention
 plan

Deferred compensation
 amortization                                       49,194

Release of employee stock
 ownership plan shares                              87,750

Appreciation in employee
 stock ownership plan shares
 released                                          101,784

Exercise of stock options                           37,026

Net income                                         774,773

Cash dividends ($.28 per
 common share)                                    (229,457)

Other, net of deferred
 taxes of $7,234                                    34,493
                                -----------   ------------

Balance at March 31, 1996       $(1,456,501)  $ 18,427,934
                                ===========   ============



The accompanying notes are an integral part of the consolidated financial statements.

FORT BEND HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended March 31, 1997, 1996 and 1995



                                        1997            1996           1995
Operating activities:
  Net income                        $    774,773   $  1,687,036   $  1,770,679
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   provision for loan losses             324,000        123,053        258,000
   Depreciation                          359,674        198,719        146,256
   Compensation charge related to
    release of ESOP shares               101,784         70,020         33,131
   Amortization of deferred
    compensation                          49,194         42,624         38,124
   Amortization of debt issue costs       79,085         25,791
   Amortization of premiums and
    discounts on securities, net          15,300         77,310        170,450
   Amortization of loan premiums,
    discounts, and deferred fees,
    net                                 (231,412)      (179,878)      (185,851)
   Amortization of goodwill               51,196
   Amortization of mortgage
    servicing rights                     475,864        207,646        220,000
   Deferred income taxes                 115,096         97,162        127,351
   Minority interest in income of
    consolidated subsidiary               57,928
   Gain on sales of real estate,
    net                                 (211,683)       (79,707)       (14,016)
   (Gain) loss on sales of loans,
    net                                 (567,776)      (313,438)        69,323
   Dividends on Federal Home Loan
    Bank Stock                          (103,200)       (89,800)       (88,200)
   Origination of loans held for
    sale and servicing rights        (23,692,912)   (14,831,325)    (5,567,281)
   Proceeds from sales of loans       24,585,408     14,156,206      6,819,654
   Other, net                         (1,065,971)       161,235       (360,411)
                                    ------------   ------------   ------------

     Net cash provided by
      operating activities             1,116,348      1,352,654      3,437,209
                                    ------------   ------------   ------------

Investing activities:
  Purchase of investment securities
   available for sale                   (120,577)    (2,200,000)
  Purchase of investment securities
   held to maturity                   (6,987,394)    (2,485,347)   (31,486,912)
  Proceeds from maturities of
   investment securities held
   to maturity                         5,000,000      5,000,000      1,000,000
  Principal repayment of mortgage-
   backed securities                  13,746,412     13,523,742     14,458,770
  Net increase in loans receivable   (10,958,495)   (15,841,794)    (1,308,308)
  Purchase of premises and
   equipment                            (594,146)      (136,449)    (1,031,620)
  Proceeds from sale of premises
   and equipment                           2,964                        75,500
  Purchase of mortgage servicing
   rights                             (1,505,166)      (300,778)      (858,784)
  Improvements to real estate           (135,741)        (2,130)        (9,693)
  Proceeds from sale of real estate    1,275,196         85,102        118,243
  Proceeds from redemption of FHLB
   stock                                                               374,500
  Acquisition of FirstBanc, net        3,569,943
  Investment in Mitchell Mortgage
   Company, L.L.C., net                 (395,405)
                                    ------------   ------------   ------------

     Net cash provided by (used in)
      investing activities             2,897,591     (2,357,654)   (18,668,304)
                                    ------------   ------------   ------------


                                   continued

FORT BEND HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS, Continued for the years ended March 31, 1997, 1996 and 1995


                                        1997            1996           1995
Financing activities:
  Net increase in deposits          $ 19,537,844   $  9,446,211   $  4,734,294
  Net increase (decrease) in
   short-term borrowings             (20,079,203)   (11,500,000)    11,500,000
  Proceeds from long-term
   borrowings                                        15,295,640
  Payments on long-term borrowings       (49,262)       (31,187)
  Increase (decrease) in advances
   from borrowers for taxes and
   insurance                             365,642       (832,022)     1,124,300
  Net proceeds from issuance of
   common stock                           37,026         15,500         70,200
  Dividends paid                        (229,457)      (237,298)      (251,876)
  Purchase of treasury stock                           (790,494)      (666,007)
                                    ------------   ------------   ------------

     Net cash provided by (used
      in) financing activities          (417,410)    11,366,350     16,510,911
                                    ------------   ------------   ------------

Net increase in cash and cash
 equivalents                           3,596,529     10,361,350      1,279,816


Cash and cash equivalents at
 beginning of year                    17,193,662      6,832,312      5,552,496
                                    ------------   ------------   ------------

Cash and cash equivalents at
 end of year                        $ 20,790,191   $ 17,193,662   $  6,832,312
                                    ============   ============   ============


Supplemental Cash Flow Information:
  Interest paid                     $ 11,327,730   $  9,629,276   $  7,636,000
  Income taxes paid                      420,000        755,000        775,000
  Non-cash investing and financing
   activities:
   Loans transferred to foreclosed
    real estate                        2,521,538        190,859        181,660
   Loans to facilitate sale of
    foreclosed real estate             1,743,816        297,349         94,600
   Transfer of securities held to
    maturity to securities
    available for sale                                1,515,363
   Issuance of common stock to RRP        32,850         22,500         22,100
   Reduction of ESOP debt by the
    ESOP                                  87,750         87,750         87,750
   Conversion of subordinated
    debentures to common stock            20,000



The accompanying notes are an integral part of the consolidated financial statements.

FORT BEND HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS

     Fort Bend Holding Corp. ("Holding Corp.") through its subsidiary, Fort Bend Federal Savings and Loan Association of Rosenberg ("Association"), is principally engaged in the business of attracting retail deposits from the general public and investing those funds in first mortgage single-family residential loans and in mortgage-backed securities. In addition, the Association originates residential construction loans, commercial real estate loans, consumer loans and services loans for others. Mitchell Mortgage Company, L.L.C. is engaged in the mortgage banking business, including the origination and servicing of single family purchase loans, single family construction loans and commercial and multifamily real estate loans.

     PRINCIPLES OF CONSOLIDATION

     The Holding Corp. is a savings and loan holding company with one subsidiary, the Association. The Association has two subsidiaries, Fairview, Inc. and Mitchell Mortgage Company, L.L.C. Fairview, Inc. is a wholly-owned subsidiary of the Association. Mitchell Mortgage Company, L.L.C. is 51% owned by the Association and 49% owned by The Woodlands Corporation. The Holding Corp. and the Association are collectively referred to as the "Company" herein. All significant intercompany transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, amounts deposited with other financial institutions and short-term liquid investments with original maturities of three months or less.

     SECURITIES HELD TO MATURITY

     Bonds, notes and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

     SECURITIES AVAILABLE FOR SALE

     Securities available for sale consist of bonds, notes, mortgage-backed securities and certain equity securities not classified as trading securities nor as securities held to maturity. Unrealized holding gains and losses, net of tax, are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

     Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Management believes that none of the unrealized losses should be considered other than temporary.

     Transfer of securities between classifications are accounted for at fair value. In November 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which provided a one-time opportunity to reassess the appropriateness of the classification of all securities. Based on such reassessment, one investment security and one mortgage-backed security with an aggregate amortized cost of $1,515,363 were transferred from the held-to-maturity classification to the available for sale classification on December 31, 1995. Such reassessment does not change management's intent to hold other debt securities to maturity.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed coupon reverse repurchase agreements are treated as financing arrangements, and obligations to repurchase securities sold are reflected as a liability in the consolidated statement of financial condition. The dollar amounts of securities underlying the agreements are recorded in the respective asset accounts.

     LOANS HELD FOR SALE

     Loans held for sale are carried at the lower of cost or market in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. If loans receivable are transferred to loans held for sale, the lower of cost or market method is applied immediately.

     LOANS RECEIVABLE

     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance net of allowance for loan losses, undisbursed construction loans in process, and unearned discounts, premiums and loan fees.

     Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

     LOANS RECEIVABLE

     The Company defines a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company uses the same criteria in placing a loan on nonaccrual status, exclusive of residential mortgage loans and consumer loans which are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Association's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

     REAL ESTATE OWNED

     Real estate owned (REO), which is included in other assets, includes properties on which the Company has foreclosed and taken title. REO is reported at the lower of the carrying value of the loan or the fair value as the property obtained, less estimated selling costs. The excess, if any, of the loan over the fair value of the property at the time of transfer from loans to REO is charged to allowance for loan losses. Subsequent declines in the fair value of the property and net operating results of the property are recorded in noninterest expenses.

     PREMISES AND EQUIPMENT

     Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation, computed principally by the straight-line method over the estimated useful lives of the related assets.

     PURCHASE METHOD OF ACCOUNTING

     Net assets of entities acquired in purchase transactions are recorded at fair value at date of acquisition. The excess of cost over net assets purchased (goodwill) is amortized using the straight-line method over 15 years.

     LOAN SERVICING

     Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income which approximates the level-yield method. The Company stratifies mortgage servicing rights based on one or more of the predominant risk characteristics of the underlying loans. The Company periodically evaluates the carrying value of the mortgage servicing rights in relation to the present value of the estimated future net servicing revenue based on management's best estimate of remaining loan lives. Impairment is recognized through a valuation allowance for an individual stratum, and the amount of impairment is the amount by which the mortgage servicing rights for a stratum exceed their fair value.

     LOAN SERVICING, CONTINUED

     For originated mortgage servicing rights, the Company allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Fair values are based on quoted market prices in active markets for loans and loan servicing rights. For purchased mortgage servicing rights, the cost of acquiring loan servicing contracts is capitalized to the extent such costs do not exceed the amount by which the present value of estimated future servicing revenue exceeds the present value of expected future servicing costs.

     On April 1, 1995, the Company adopted the requirements of Financial Accounting Standards Board ("FASB") Statement No. 122, "Accounting for Mortgage Servicing Rights" ("Statement 122"). Statement 122 requires that the Company recognize as separate assets rights to service mortgage loans for others, regardless of how those mortgage servicing rights are acquired. This eliminates the distinction between purchased servicing rights which are capitalized and originated servicing rights, for which no value could be capitalized under the previous standard. The adoption of Statement 122 increased gain on sale of loans by approximately $114,000 during 1996. Statement 122 also requires that capitalized mortgage servicing rights be evaluated for impairment based on the fair value of those rights on a disaggregated basis.

     INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences in future years of differences in the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount expected to be realized.

     EARNINGS AND DIVIDENDS PER COMMON SHARE

     Primary earnings per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method. Additionally, net income and shares outstanding are adjusted to assume the conversion of the convertible subordinated debentures for fully diluted earnings per common share.

     Cash dividends per common share represent the historical cash dividends of the Company.

     On April 17, 1997, the company declared a cash dividend of $.07 per share payable on May 29, 1997 to shareholders of record on May 8, 1997.

     STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans.

   STOCK-BASED COMPENSATION, CONTINUED

   In 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") which was effective for fiscal years beginning after December 15, 1995. Under Statement 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25. The Company has elected to continue to apply the provisions of APB 25.

   EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

   The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial condition. As shares are released from collateral, the Company reports compensation expense equal to the difference between the current market price of the Company's stock and the price at which the stock was acquired for the establishment of the ESOP times the number of shares being released. In addition, compensation expense is recognized for debt service and discretionary contributions.

   All ESOP shares are considered outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

   IMPACT ON NEW ACCOUNTING STANDARDS

   In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("Statement 128") and Statement No. 129, "Disclosure of Information About Capital Structure" ("Statement 129"). These statements will be adopted by the Company effective December 31, 1997. Statement 128 simplifies the computation of earnings per common share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. Statement 129 establishes standards for disclosing information about an entity's capital structure.

   RECLASSIFICATIONS

   Certain previously reported amounts have been reclassified to conform to the 1997 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity.

2. BUSINESS COMBINATIONS:

   FIRSTBANC SAVINGS ASSOCIATION OF TEXAS

   On August 16, 1996, the Company acquired all of the outstanding shares of FirstBanc Savings Association of Texas ("FirstBanc") for approximately $4.2 million in cash. The FirstBanc acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price of approximately $4.2 million, was allocated to the assets based on their estimated fair values at the date of acquisition. The operating results of FirstBanc have been included in the Company's results of operations commencing August 16, 1996. The excess of purchase price over the fair value of net assets acquired was approximately $1.4 million and has been recorded as goodwill. FirstBanc had assets of approximately $30 million as of the acquisition date.

   The purchase price has been allocated to the assets purchased on the liabilities assumed based upon the fair values on the date of acquisition, as follows:



     Loans                                           $  20,756,113
     Premises and equipment, net                           690,069
     Goodwill                                            1,370,428
     Other assets                                        1,055,414
     Deposits                                          (26,766,593)
     Other liabilities                                    (675,374)
                                                     -------------

     Cash received in excess of purchase price       $  (3,569,943)
                                                     =============

   The following summarized unaudited pro forma results of operations for the Company for the years ended March 31, 1997 and 1996 assume the FirstBanc acquisition occurred as of April 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the periods presented, or that may result in the future.

                                                  Years Ended March 31,
                                               ---------------------------
                                                    1997           1996

     Interest income                           $ 19,914,075   $ 19,303,169
                                               ============   ============

     Net income                                $    690,773   $  1,796,036
                                               ============   ============

     Primary earnings per share                $        .81   $       2.07
                                               ============   ============

   MITCHELL MORTGAGE COMPANY, L.L.C.

   On January 2, 1997 the Company executed an agreement with The Woodlands Corporation to acquire a controlling interest in a new limited liability company, Mitchell Mortgage Company, L.L.C. ("Mitchell"). Mitchell was formed for the purpose of engaging in the mortgage banking business, including the origination and servicing of single family purchase loans, single family construction loans and commercial and multifamily real estate loans. The Woodlands Corporation contributed certain mortgage loans and its mortgage servicing portfolio and liabilities of its wholly-owned mortgage banking subsidiary, Mitchell Mortgage Company ("Old Mitchell"), in exchange for 49% ownership interest in Mitchell and the Company contributed cash of approximately $2.6 million in exchange for a 51% ownership interest in Mitchell. Old Mitchell was formed in 1974 and has had a mortgage banking relationship with the Company for seven years. It is anticipated that Mitchell will continue to operate in a manner consistent with that previously engaged in by Old Mitchell. Mitchell had approximately $600 million of loan servicing at March 31, 1997.

   The purchase price has been allocated to the assets purchased on the liabilities assumed based upon the fair values on the date of acquisition, as follows:

     Loans                                              $ 16,856,498
     Premises and equipment, net                             413,388
     Mortgage servicing rights                             5,000,583
     Other assets                                            961,045
     Borrowings                                          (20,079,203)
     Other liabilities                                    (2,756,906)
                                                        ------------

     Purchase price in excess of cash received          $    395,405
                                                        ============

3. DEBT AND EQUITY SECURITIES:

   The carrying amount of securities and their approximate fair values were as follows:

                                                                 March 31, 1997
                                       ---------------------------------------------------------------
                                                               Gross Unrealized
                                          Amortized      ------------------------------       Fair
                                           Cost             Gains            Losses           Value

   Available for sale:
     U.S. government securities         $    499,870                      $     9,245     $    490,625
     Equity securities                     2,320,497     $       3,000          3,852        2,319,645
     Mortgage-backed securities              520,869                                           520,869
                                        ------------     -------------    -----------     ------------

                                        $  3,341,236     $       3,000    $    13,097     $  3,331,139
                                        ============     =============    ===========     ============

   Held to maturity:
     U.S. government securities         $ 11,234,763     $       5,468    $   450,791     $ 10,789,440
     Mortgage-backed securities           97,084,501           853,590      1,253,661       96,684,430
                                        ------------     -------------    -----------     ------------

                                        $108,319,264     $     859,058    $ 1,704,452     $107,473,870
                                        ============     =============    ===========     ============



                                                                 March 31, 1997
                                       ---------------------------------------------------------------
                                                               Gross Unrealized
                                          Amortized     ------------------------------         Fair
                                           Cost             Gains            Losses            Value

   Available for sale:
     U.S. government securities        $     499,790                      $    9,165       $     490,625
     Equity  securities                    2,200,000                           6,018           2,193,982
     Mortgage-backed securities              891,329                          17,827             873,502
                                       -------------                      ----------       -------------

                                       $   3,591,119                      $   33,010       $   3,558,109
                                       =============                      ==========       =============


     Held to maturity:
       U.S. government securities      $   9,233,505      $    41,320     $  210,672       $   9,064,153
       Mortgage-backed securities        110,489,617        1,118,136        930,974         110,676,779
                                       -------------      -----------     ----------       -------------

                                       $ 119,723,122      $ 1,159,456     $1,141,646       $ 119,740,932
                                       =============      ===========     ==========       =============



   The scheduled maturities of debt securities were as follows:

                                                                                March 31, 1997
                                                                        --------------------------------
                                                                          Amortized             Fair
                                                                             Cost               Value

   Available for sale:
     Due after one year through five years                              $    499,870       $     490,625
     Equity securities                                                     2,320,497           2,319,645
     Mortgage-backed securities                                              520,869             520,869
                                                                        ------------       -------------

                                                                        $  3,341,236       $   3,331,139
                                                                        ============       =============

   Held to maturity:
     Due within one year                                                $  2,999,552       $   2,986,421
     Due after one year through five years                                 5,236,755           5,207,870
     Due after five years through ten years                                2,998,456           2,595,149
                                                                        ------------       -------------
                                                                          11,234,763          10,789,440

   Mortgage-backed securities                                             97,084,501          96,684,430
                                                                        ------------       -------------

                                                                        $108,319,264       $ 107,473,870
                                                                        ============       =============



   Mortgage-backed securities carried at approximately $2,500,000 and $1,025,000 were pledged to collateralize certain deposits at March 31, 1997 and March 31, 1996, respectively. Certain securities, with a carrying value of approximately $109,000,000 at March 31, 1997, also collateralize a FHLB Advance.

4. LOANS RECEIVABLE:

   Loans receivable are summarized as follows:


                                                                                MARCH 31,
                                                                 -----------------------------------
                                                                      1997                   1996
     Mortgage loans (approximately $75.6 million and $58.7
       million, respectively, are single family residential)      $ 86,749,042          $ 71,275,199
     Construction, development and land loans (primarily single
       family residential)                                          50,246,522             8,708,524
     Consumer                                                       25,633,233            18,594,717
                                                                  ------------          ------------
                                                                   162,628,797            98,578,440


   Less:
     Net deferred loan fees, premiums and discounts                    811,117               929,958
     Undisbursed construction loans in process                      21,888,967             3,436,666
     Allowance for loan losses                                       1,701,008             1,350,222
                                                                  ------------          ------------

                                                                  $138,227,705          $ 92,861,594
                                                                  ============          ============


The following is a summary of changes in the allowance for loan losses:

                                                                  Years Ended March 31,
                                                 -----------------------------------------------------
                                                       1997            1996                  1995

   Balance, beginning of year                     $  1,350,222    $  1,649,591          $  1,712,229
   Allowance associated with acquisition               385,284
   Allowance transferred from Old Mitchell             350,000
   Loans charged off                                  (807,702)       (430,519)             (366,659)
   Recoveries                                           99,204           8,097                46,021
                                                  ------------    ------------          ------------

     Net loans charged off                            (708,498)       (422,422)             (320,638)

   Provision for loan losses                           324,000         123,053               258,000
                                                  ------------    ------------          ------------

   Balance, end of year                           $  1,701,008    $  1,350,222          $  1,649,591
                                                  ============    ============          ============


The following table summarizes impaired loan information:

                                                                                March 31,
                                                                 ------------------------------------
                                                                       1997                   1996

   Recorded investment in impaired loans                          $    807,317          $  3,863,000
   Average recorded investment in impaired loans                       691,090             3,159,000
   Interest income on impaired loans                                    58,574               300,000


   Loans to officers and directors are made upon approval by the Board of Directors. Such loans to these parties and their affiliates amounted to approximately $422,762 at March 31, 1997. During 1997, new loans to such related parties amounted to $767,291 and repayments amounted to $611,741.


5. LOAN SERVICING:

   Mortgage loans serviced for others are not included in the consolidated statement of financial condition. The unpaid principal balances of mortgage loans serviced for others was $868,015,785, $164,278,343 and $176,110,255 at
   March 31, 1997, 1996 and 1995, respectively.

   Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $12,600,000 and $700,000 at March 31, 1997 and 1996, respectively.

   Following is an analysis of the changes in mortgage loan servicing rights:


                                                 Years Ended March 31,
                                        ---------------------------------------
                                             1997          1996        1995


     Balance, beginning of year         $  1,235,714  $  1,028,577  $  389,793
     Rights acquired from Old Mitchell     5,000,583
     Purchased rights                      1,505,166       300,778     858,784
     Originated rights                       271,972       114,005
     Amortization                           (475,864)     (207,646)   (220,000)
                                        ------------  ------------  ----------

     Balance, end of year               $  7,537,571  $  1,235,714  $1,028,577
                                        ============  ============  ==========


6. PREMISES AND EQUIPMENT:

   Premises and equipment are summarized as follows:

                                                             March 31,
                                                  ----------------------------
                                                        1997           1996


     Land                                          $    670,477   $    556,477
     Buildings and improvements                       4,963,291      4,385,281
     Furniture, fixtures and equipment                3,226,263      1,573,263
     Automobiles                                         38,369         52,869
     Construction in progress                               315         12,201
                                                   ------------   ------------

                                                      8,898,715      6,580,091

     Less accumulated depreciation                   (3,928,704)    (2,945,045)
                                                   ------------   ------------

                                                   $  4,970,011   $  3,635,046
                                                   ============   ============


   The Association has operating lease agreements involving bank premises for branch locations. The leases are noncancelable and expire in 1999. The leases included two renewal options ranging from three to five year terms.

   The following is a schedule by fiscal year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year:

     1998                                $  522,616
     1999                                $  514,584


   Rental expense for the years ended March 31, 1997, 1996 and 1995 was $215,584, $27,243, and $28,476, respectively.


7. DEPOSITS:

   A summary of deposits by type of account is as follows:

                                                  March 31,
                                        ----------------------------
                                             1997           1996

     NOW and money market accounts      $ 62,774,720    $ 37,501,419
     Savings                              22,805,744      21,044,906
     Certificates of deposit             164,637,688     145,367,390
                                        ------------    ------------

                                        $250,218,152    $203,913,715
                                        ============    ============


   Included in savings and NOW accounts are approximately $16,350,000 and $3,412,000 of noninterest bearing deposits at March 31, 1997 and 1996, respectively. The scheduled maturities of certificates of deposit outstanding at March 31, 1997 were as follows:

        Year ending
         March 31,

           1998                                    $104,065,083
           1999                                      33,560,381
           2000                                      15,842,078
           2001                                       6,119,844
           2002 and thereafter                        5,050,302
                                                   ------------

                                                   $164,637,688
                                                   ============


   The aggregate amount of deposit accounts with a minimum denomination of $100,000 was approximately $32,564,000 and $21,355,000 at March 31, 1997 and
   1996, respectively.

   Interest expense by type of deposit is as follows:


                                               Years Ended March 31,
                                    -----------------------------------------
                                        1997          1996           1995

     NOW and money market accounts  $ 1,104,852    $   920,303    $   889,544
     Savings                            570,929        526,713        529,464
     Certificates of deposit          8,350,165      7,846,708      5,926,922
                                    -----------    -----------    -----------

                                    $10,025,946    $ 9,293,724    $ 7,345,930
                                    ===========    ===========    ===========



   Certain executive officers and directors had amounts on deposit with the Company of $3,809,240 at March 31, 1997.



8. CONVERTIBLE SUBORDINATED DEBENTURES:

   On December 5, 1995, the Holding Corp. issued $12,100,000 of 8% Convertible Subordinated Debentures, with interest payable June 1 and December 1 of each year through maturity, and principal due December 1, 2005. They may be converted at any time prior to maturity at a conversion rate of 46.296 shares of common stock for each $1,000 principal amount of debentures or $21.60 per share. The debentures are redeemable, in whole or in part, at the option of the Holding Corp. at any time on or after December 1, 1998, at the redemption prices set forth below plus accrued interest. The debentures are subordinated to all senior indebtedness and all general obligations of the Holding Corp. The covenants of the Debenture restrict the Holding Corp. from paying dividends or other distributions on any junior securities of the Holding Corp. if a default in payment of interest or principal exists on any security. The following are redemption prices, expressed as a percentage of principal amount, during the twelve month period beginning December 1 of the years indicated:



        1998            105.6%          2002            102.4%
        1999            104.8%          2003            101.6%
        2000            104.0%          2004            100.8%
        2001            103.2%

9. BORROWINGS:

   Borrowings are summarized as follows:

                                                     1997           1996

        FHLB advances                            $ 3,919,551    $ 3,968,813
        Employee stock ownership plan debt           307,125        394,875
                                                 -----------    -----------

                                                 $ 4,226,676    $ 4,363,688
                                                 ===========    ===========

   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   At March 31, 1995 securities sold under agreements to repurchase were maintained in safekeeping with the Federal Home Loan Bank of Dallas ("FHLB"). The weighted average maturity of these agreements was ten days and the weighted average interest rate was 6.09%. The average balance during the year ended March 31, 1995 was approximately $3,400,000 and the maximum month end balance was approximately $15,500,000. The carrying value and market value of the underlying mortgage-backed securities were approximately $12,100,000 and $11,800,000 respectively. There were no securities sold under agreements to repurchase during 1997 or 1996.

   FHLB ADVANCE

   The $4.0 million advance from the FHLB bears interest at a rate of 6.2% amortizing based on a 30-year term and matures on June 20, 2000. The advance is collateralized by all FHLB stock owned by the Company, amounts on deposit with the FHLB and all of the securities owned by the Company which are held in safekeeping by the FHLB. In addition, a Floating Blanket Lien has been executed whereby qualifying 1-4 family residential loans are pledged as collateral for the advances obtained from the FHLB. At March 31, 1997, the Company had the ability to borrow an additional $143,000,000 from the FHLB.

   EMPLOYEE STOCK OWNERSHIP PLAN DEBT

   The Holding Corp. established an employee stock ownership plan financed by a third-party loan from a bank in the amount of $614,250 collateralized by the outstanding shares. The borrowing is guaranteed by the Holding Corp. but does not constitute a legally binding contribution commitment by the Association. The borrowing is payable in semi-annual principal payments of $43,875 over a 7-year period plus interest at a variable rate determined by the creditor (6.25% at March 31, 1997). The borrowing is governed by various debt covenants, the most restrictive of which is the maintenance of certain regulatory capital ratios by the Association.

     FUTURE REPAYMENTS

     The following is a schedule by fiscal year of future principal payments required under the Company's borrowings:

        1998                                  $  140,156
        1999                                     143,503
        2000                                     147,061
        2001                                   3,795,956
                                              ----------

                                              $4,226,676
                                              ==========


10.  INCOME TAXES:

     Income tax expense consisted of the following:



                                               Years Ended March 31,
                                    ----------------------------------------
                                         1997         1996           1995


        Current                     $   247,913    $  816,267     $  842,335
        Deferred                        115,096        97,162        127,351
                                    -----------    ----------     ----------

                                    $   363,009    $  913,429     $  969,686
                                    ===========    ==========     ==========


     The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before tax expense were as follows for the year ended March 31, 1997:



        Income before income tax expense                   $ 1,195,710
                                                           ===========

        Federal income tax expense at statutory rate       $   406,541
        Appreciation in employee stock ownership plan
         shares released                                        39,414
        Other                                                  (82,946)
                                                           -----------

                                                           $   363,009
                                                           ===========


     The income tax expense reported in the statement of income for 1996 and 1995 approximated income tax expense based upon the statutory rate.

     Deferred tax assets and liabilities included in other assets consist of the following:

                                                        March 31,
                                                    1997         1996
        Deferred tax assets:
          Allowance for loan losses             $  459,343   $  459,075
          Vacation accrual                          52,329       44,787
          Capitalized interest on loans             35,917       37,110
          Deferred loan fees                        29,862       44,649
          Other                                     22,317       20,730
                                                ----------   ----------

                                                   599,768      606,351
                                                ----------   ----------

        Deferred tax liabilities:
          Depreciation                            (125,017)     (85,803)
          Originated mortgage servicing rights     (68,943)     (37,350)
          FHLB stock dividends                     (55,743)     (55,743)
          Other                                    (44,104)      (8,506)
                                                ----------   ----------

                                                  (293,807)    (187,402)
                                                ----------   ----------

        Net deferred tax asset                  $  305,961   $  418,949
                                                ==========   ==========



     It is expected that the Company's deferred tax assets at March 31, 1997 will be realized from the reversal of existing deferred tax liabilities and from the recognition of future taxable income, without relying on tax planning strategies that the Company might not ordinarily follow.

     Retained earnings at March 31, 1997 includes approximately $1,531,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.

11.  STOCK-BASED COMPENSATION PLANS:

     INCENTIVE STOCK OPTIONS

     The Company sponsors the 1993 Stock Option and Incentive Plan (the "Plan"), a stock-based compensation plan which is described below. The Company applies APB 25 and related interpretations in accounting for its Plan. In 1995, the FASB issued Statement 123 which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of it Plan. Adoption of the cost recognition provisions of Statement 123 is optional and the Company has decided not to elect these provisions of Statement 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of Statement 123 in 1995 are required by Statement 123 and are presented below.

     Under the Plan, the Company is authorized to issue 87,750 shares of common stock pursuant to "Awards" granted to officers, key employees and directors in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options not qualified under Section 422 of the Code, stock appreciation rights, limited stock appreciation rights, and restricted stock. The Company granted incentive stock options in the numbers shown in the table below.

     The incentive stock options granted during 1997 have an exercise price greater than the fair market value of the common stock on the date of grant. All the options granted have contractual terms of 10 years. The stock options vest according to various schedules. In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted during 1997.

     A summary of the status of the Company's stock options as of March 31, 1997 and March 31, 1996 and the changes for the years then ended is presented below:


                                                                Stock Options
                                                ----------------------------------------
                                                    Year ended          Year ended
                                                  March 31, 1997      March 31, 1996
                                                -----------------  ---------------------
                                                        Weighted               Weighted
                                                         Average                Average
                                                        Exercise               Exercise
                                                Shares    Price     Shares      Price

     Options outstanding, beginning of year     51,139  $  10.22    52,139     $  10.32
     Granted                                    25,678     20.76
     Exercised                                  (2,178)    17.00    (1,000)       15.50
                                               -------             -------

     Options outstanding, end of year           74,639     13.64    51,139        10.22
                                               =======             =======

     Options exercisable, end of year           59,139     11.13    51,139        10.22
                                               =======             =======

     Weighted average fair market value of
       options granted during the year               $0.26


     INCENTIVE STOCK OPTIONS, CONTINUED

     The fair value of each stock option granted during 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.80%; expected volatility of 18.81%; a range of risk-free interest rates of 6.05% to 6.56%; and expected lives of 5 years.

     During 1995, 3,000 options were granted at $15.50 per share and 7,020 options were exercised at $10 per share. There were 52,139 options outstanding and exercisable at March 31, 1995.

     The following table summarizes information about stock options outstanding at March 31, 1997:


                                            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                   --------------------------------------     ----------------------------
                                                   WEIGHTED
                                                    AVERAGE     WEIGHTED                        WEIGHTED
                                                   REMAINING     AVERAGE                         AVERAGE
                                       NUMBER     CONTRACTUAL   EXERCISE          NUMBER        EXERCISE
        RANGE OF EXERCISE PRICES    OUTSTANDING   LIFE (YEARS)    PRICE         EXERCISABLE      PRICE

        $10.00 to $15.00                 49,139       6.25      $ 10.00             49,139      $ 10.00
        $15.01 to $23.25                 25,500       9.46        20.66             10,000        16.66



     RESTRICTED STOCK

     The Company established a Recognition and Retention Plan ("RRP") as a method of providing key officers with a proprietary interest in the Company in a manner designed to encourage such individuals to remain with the Company. Pursuant to the RRP, restricted stock awards for shares representing an aggregate of approximately 2% of the shares of common stock issued during the conversion were granted. This amounted to an additional 16,852 shares being issued as of the conversion date. Stockholders' equity is reduced by unearned compensation in the amount of $82,326, $98,668 and $118,792 which represents the unvested portion of the RRP at March 31, 1997, 1996 and 1995, respectively.

     All shares of restricted stock vest at the rate of 20% per year, beginning on the first anniversary of the date of grant. The fair value of the restricted stock awarded by the Company during 1997 and 1996 was $18.25 and $15.00, respectively. In accordance with APB 25, the Company has recognized a compensation cost of $49,194, $42,624 and $38,124 in 1997, 1996 and 1995, respectively.

     RESTRICTED STOCK, CONTINUED

     A summary of the status of the Company's restricted stock shares as of March 31, 1997 and March 31, 1996, and the changes for the years then ended, is presented below:



                                                            Restricted Stock
                                        ---------------------------------------------------
                                               Year ended                 Year ended
                                             March 31, 1997             March 31, 1996
                                        -------------------------  ------------------------
                                                      Weighted                    Weighted
                                                       Average                    Average
                                                     Fair Market                Fair Market
                                          Shares        Value        Shares        Value

     Share balance, beginning of year       20,052    $   10.63      18,552     $  10.27
     Awards                                  1,800        18.25       1,500        15.00
                                         ---------                  -------
     Share balance, end of year             21,852        11.25      20,052        10.63
                                         =========                  =======
     Vested, end of year                    11,091        10.32       7,081        10.14
                                         =========                  =======


PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with Statement
123, the Company's net income and net income per common share for 1997 and 1996 would not have been materially different than those reported.

The effects of applying Statement 123 in this pro forma disclosure are not indicative of future amounts. Statement 123 does not apply to awards prior to 1996.

12.  EMPLOYEE BENEFIT PLANS:

     The Company sponsors a leveraged ESOP that covers all full-time employees who have attained the age of 21 and completed twelve consecutive months of service. The Company makes annual contributions to the ESOP at least equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares are initially placed as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to eligible employees, based on the proportion of debt service paid in the year. ESOP compensation expense was $197,596, $152,396 and $118,225 for the years ended March 31, 1997, 1996 and 1995, respectively. The ESOP shares are summarized as follows:


                                                       MARCH 31,
                                                ---------------------
                                                    1997        1996

     Allocated shares                              24,677      15,173
     Shares released for allocation                 9,029       9,504
     Unreleased shares                             27,719      36,748
                                                ---------   ---------

        Total ESOP shares                          61,425      61,425
                                                =========   =========

        Fair value of unreleased shares         $ 665,256   $ 670,651
                                                =========   =========


     A noncontributory trusteed profit sharing plan covering substantially all employees provides for lump sum distributions in cash upon termination or retirement in accordance with the plan's vesting provisions. Contributions, if any, are funded annually, and are determined by the board of directors. No profit sharing contributions were made in 1997 or 1995. During 1996, $29,000 in contributions were recorded.

     An incentive savings plan has been established which is a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. Contributions to the incentive savings plan are determined by the Board of Directors. Employees may also make contributions to the incentive savings plan based upon a percentage of qualified compensation in accordance with the Internal Revenue Service rules and regulations. No contributions were made to this plan in 1997, 1996, or 1995.

13.  REGULATORY MATTERS:

     The Association is subject to various regulatory capital requirements administered by the federal banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 1997, that the Association meets all capital adequacy requirements to which it is subject.

     As of March 31, 1997, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total tangible, core and risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Association's actual capital amounts (in thousands) and ratios are presented in the following table:


                                                                             MARCH 31, 1997
                                                  ---------------------------------------------------------------------
                                                                                                 TO BE WELL CAPITALIZED
                                                                          MINIMUM FOR CAPITAL     FOR PROMPT CORRECTIVE
                                                       ACTUAL              ADEQUACY PURPOSES        ACTION PROVISIONS
                                                  ------------------      -------------------    ----------------------
                                                  RATIO       AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT
     Stockholders' equity, and ratio
      to total assets                             6.59%      $ 19,324
     Minority interest                                          2,508
     Intangible assets                                         (1,348)
     Other                                                       (969)
                                                             --------

     Tangible capital, and ratio to
      adjusted total assets                       6.71%        19,515       1.5%       $  4,365
                                                             ========                  ========
     Tier 1 (core) capital, and ratio
      to adjusted total assets                    6.71%        19,515       3.0%          8,730       5.0%      $  14,550
                                                             ========                  ========                 =========

     Tier 1 capital, and ratio to
      risk-weighted assets                       13.69%        19,515                                 6.0%          8,551
                                                                                                                =========

     Allowance for loan losses-
      Tier 2 capital                                            1,540
                                                             --------

     Total risk-based capital, and
      ratio to risk-weighted assets              14.77%        21,055       8.0%         11,401      10.0%         14,252
                                                             ========                   =======                 =========

     Total assets                                            $293,307
                                                             ========

     Adjusted total assets                                   $290,990
                                                             ========

     Risk-weighted assets                                    $142,516
                                                             ========


                                                                             MARCH 31, 1996
                                                  ---------------------------------------------------------------------
                                                                                                 TO BE WELL CAPITALIZED
                                                                          MINIMUM FOR CAPITAL     FOR PROMPT CORRECTIVE
                                                       ACTUAL              ADEQUACY PURPOSES        ACTION PROVISIONS
                                                  ------------------      -------------------    ----------------------
                                                  RATIO       AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT

     Stockholders' equity, and ratio
      to total assets                             7.16%      $  17,478
     Other                                                        (271)
                                                             ---------

     Tangible capital, and ratio to
      adjusted total assets                       7.06%         17,207      1.5%      $  3,655
                                                             =========                ========
     Tier 1 (core) captial, and ratio
      to adjusted total assets                    7.06%         17,207      3.0%         7,309        5.0%       $ 12,182
                                                             =========                ========                   ========

     Tier 1 capital, and ratio to
      risk-weighted assets                       17.69%         17,207                                6.0%          5,836
                                                                                                                 ========

     Allowance for loan losses-
      Tier 2 capital                                             1,028
                                                             ---------

     Total risk-based capital, and
      ratio to risk-weighted assets              18.75%         18,235      8.0%         7,782       10.0%          9,727
                                                             =========                ========                   ========

     Total assets                                            $ 244,140
                                                             =========

     Adjusted total assets                                   $ 243,646
                                                             =========

     Risk-weighted assets                                    $  97,274
                                                             =========


14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK, AND CONCENTRATIONS OF CREDIT RISK:

     The Company invests a portion of its cash in deposit accounts with various financial institutions in amounts which may exceed the insured amount of $100,000. The Company has not experienced any losses on these investments which typically are payable on demand. The Company performs ongoing evaluations of the financial institutions in which it invests deposits and periodically assesses its credit risk with respect to these accounts.

     The Company originates commercial, residential, home improvement and consumer loans primarily to customers in the greater Houston, Texas area and, accordingly, a substantial portion of its debtors' ability to honor their contracts is dependent upon the local Houston economy and real estate market.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK, CONTINUED:

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit and sell loans. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of these instruments as detailed below reflect the extent of involvement in particular classes of financial instruments.

     The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For forward commitments, the Company is exposed to credit loss in the event of nonperformance by the counter parties. However, the Company does not anticipate nonperformance by the counter parties.

     Financial instruments with off-balance-sheet risk include the following:


                                                  CONTRACT OR NOTIONAL
                                                 AMOUNTS (IN THOUSANDS)
                                                        MARCH 31,
                                                 ----------------------
                                                    1997       1996

        Financial instruments whose contract
         amounts represent credit risk:
          Commitments to extend credit           $  13,757    $   4,136
          Forward commitments to sell loans          1,858          357


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation of the counter party. Collateral obtained upon funding of the commitment consists primarily of residential and commercial real estate.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The assumptions used in estimating fair values were based upon subjective assessments of market conditions and perceived risks of the financial instruments at a certain point in time. The fair value estimates can be subject to significant variability with changes in assumptions. Furthermore, these fair value estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor are the tax ramifications related to the realization of unrealized gains and losses permitted to be considered in the estimation of fair value. In addition, fair value estimates are based solely on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Examples would include portfolios of loans serviced for others, investments in real estate, premises and equipment, and deferred tax assets. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

     CASH AND CASH EQUIVALENTS

     The carrying amounts of cash and cash equivalents approximate their fair value.

     DEBT AND EQUITY SECURITIES

     Fair values for U.S. Government and agency obligations, equity securities and mortgage-backed securities are based on quoted market prices.

     LOANS HELD FOR SALE

     Fair values of loans held for sale are estimated based on outstanding commitments from investors or current market prices for similar loans.

     LOANS RECEIVABLE

     Fair values are estimated for portfolios of loans with similar financial characteristics. Mortgage loans are segregated by type, including but not limited to residential, commercial and construction. Consumer loans are segregated by type, including but not limited to home improvement loans, automobile loans, loans secured by deposits and secured and unsecured personal loans. Each loan category may be segmented, as appropriate, into fixed and adjustable interest rate terms, ranges of interest rates, performing and nonperforming, and repricing frequency.

     For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future scheduled and unscheduled cash flows using the current rates at which similar loans should be made to borrowers with similar credit ratings and for the same remaining maturities. Unscheduled cash flows take the form of estimated prepayments and may be based upon historical experience as well as anticipated experience derived from current and prospective economic and interest rate environments. For certain types of loans, anticipated prepayment experience exists in published tables from securities dealers.

     LOANS RECEIVABLE, CONTINUED

     The fair value of significant nonperforming mortgage loans is based on estimated value of the collateral. Where appraisals are not available, estimated cash flows are discounted using a rate commensurate with the credit risk associated with those cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information. The fair value of nonperforming consumer loans is based on historical experience with such loans.

     FEDERAL HOME LOAN BANK STOCK

     The fair value of stock in the Federal Home Loan Bank of Dallas is estimated to be equal to its carrying amount given it is not a publicly traded equity security, it has an adjustable dividend rate, and transactions in the stock have been executed at the stated par value.

     DEPOSITS AND ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE

     The fair value of deposits with no stated maturity, such as interest-bearing or non-interest-bearing checking accounts, passbook and statement savings accounts, money market accounts and advances from borrowers for taxes and insurance is equal to the amount payable upon demand. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates.

     BORROWINGS AND CONVERTIBLE SUBORDINATED DEBENTURES

     Borrowings include the ESOP debt, an amortizing FHLB advance and convertible subordinated debentures. The estimated fair value of the ESOP debt, FHLB advance and convertible subordinated debentures is based upon the discounted value of the differences between contractual interest rates and current market rates for similar agreements.

     ACCRUED INTEREST

     The fair values of accrued interest approximates their carrying values.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     The fair value of off-balance sheet financial instruments is estimated to equal the carrying amount at March 31, 1997 and 1996.

     The carrying values and estimated fair values of financial instruments are as follows:

                                                                 MARCH 31, 1997              MARCH 31, 1996
                                                          --------------------------   ---------------------------
                                                            CARRYING    ESTIMATED         CARRYING     ESTIMATED
                                                             VALUE      FAIR VALUE         VALUE       FAIR VALUE
      Financial assets:
       Cash and cash equivalents                          $ 20,790,191  $ 20,790,191    $ 17,193,662  $ 17,193,662
       Securities available for sale                         3,331,139     3,331,139       3,558,109     3,558,109
       Securities held to maturity                         108,319,264   107,473,870     119,723,122   119,740,932
       Loans held for sale                                   2,660,415     2,660,415         922,422       922,422
       Loans receivable, net                               138,227,705   139,438,499      92,861,594    96,403,404
       Federal Home Loan Bank stock                          1,933,000     1,933,000       1,460,200     1,460,200
       Accrued interest receivable                           1,816,415     1,816,415       1,466,272     1,466,272
      Financial liabilities:
       Deposits                                            250,218,152   251,113,824     203,913,715   205,633,188
       Convertible subordinated debentures                  12,080,000    11,420,717      12,100,000    12,100,000
       Borrowings                                            4,226,676     4,093,764       4,363,688     4,280,668
       Advance from borrowers for taxes and insurance        4,750,945     4,750,945       4,224,796     4,224,796
       Accrued interest payable                                638,278       638,278         646,744       646,744


16.  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

     The following condensed statement of financial condition as of March 31, 1997 and 1996 and statements of income and cash flows for the three years ended March 31, 1997 for the Holding Corp. should be read in conjunction with the consolidated financial statements and notes thereto.



                            STATEMENT OF FINANCIAL CONDITION



                                                                           MARCH 31,
                                                             -----------------------------------
                                                                  1997                 1996

      Assets:
       Cash and cash equivalents                             $  5,587,194           $ 11,200,209
       Securities available for sale                              490,625                490,625
       Investment in subsidiary                                19,323,927             17,477,456
       Receivable from Association                              4,233,750
       Other assets                                             1,381,878                948,869
                                                             ------------           ------------

        Total assets                                         $ 31,017,374           $ 30,117,159
                                                             ============           ============

      Liabilities:
       Convertible subordinated debentures                   $ 12,080,000           $ 12,100,000
       Other liabilities                                          427,116                346,120
                                                             ------------           ------------

        Total liabilities                                      12,507,116             12,446,120
                                                             ------------           ------------

      Stockholders' equity:
       Common stock                                                 9,104                  9,055
       Additional paid-in capital                               8,704,987              8,514,562
       Unearned ESOP shares                                      (307,125)              (394,875)
       Retained earnings                                       11,565,900             11,020,584
       Net unrealized loss on securities available
        for sale, net of tax                                       (6,107)               (21,786)
       Treasury stock                                          (1,456,501)            (1,456,501)
                                                             ------------           ------------

        Total stockholders' equity                             18,510,258             17,671,039
                                                             ------------           ------------

         Total liabilities and stockholders' equity          $ 31,017,374           $ 30,117,159
                                                             ============           ============





                                                                                      YEARS ENDED MARCH 31,
                                                                    --------------------------------------------------------
                STATEMENT OF INCOME                                      1997                  1996                  1995
       Interest income                                              $     43,621          $     25,775          $     25,704
       Interest expense                                                1,048,428               338,878
                                                                    ------------          ------------          ------------
         Net interest income                                          (1,004,807)             (313,103)               25,704
       Other expense                                                     307,922               239,931               282,231
       Income tax benefit                                               (446,300)             (152,800)              (87,200)
       Equity in earnings of Association                               1,641,202             2,087,270             1,940,006
                                                                    ------------          ------------          ------------

         Net income                                                 $    774,773          $  1,687,036          $  1,770,679
                                                                    ============          ============          ============



                                                                                      YEARS ENDED MARCH 31,
                                                                    --------------------------------------------------------
                STATEMENT OF CASH FLOWS                                  1997                  1996                  1995

       Operating activities:
        Net income                                                  $    774,773          $  1,687,036          $  1,770,679
        Equity in earnings of Association, less dividends             (1,641,202)           (1,237,270)           (1,090,006)
        Changes in other assets and other liabilities                   (353,255)              297,838               (83,580)
        Increase in accounts receivable from Association              (4,233,750)
                                                                    ------------          ------------          ------------

         Net cash provided by (used in) operating activities          (5,453,434)              747,604               597,093
                                                                    ------------          ------------          ------------


       Financing activities:
        Net proceeds from issuance of convertible
         subordinated debentures                                                            11,295,640
        Net proceeds from issuance of common stock                        69,876                38,000                92,300
        Decrease in receivable from Association for shares issued                                                    168,520
        Dividends paid                                                  (229,457)             (237,298)             (251,876)
        Purchase of treasury stock                                                            (790,494)             (666,007)
                                                                    ------------          ------------          ------------

         Net cash provided by (used in) financing activities            (159,581)           10,305,848              (657,063)
                                                                    ------------          ------------          ------------

         Net increase (decrease) in cash and cash equivalents         (5,613,015)           11,053,452               (59,970)
         Cash and cash equivalents at beginning of year               11,200,209               146,757               206,727
                                                                    ------------          ------------          ------------

         Cash and cash equivalents at end of year                   $  5,587,194          $ 11,200,209          $    146,757
                                                                    ============          ============          ============


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

     Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

     Information regarding the business experience of the executive officers of the Corporation and the Association who are not also directors contained in Part I of this Form 10-KSB is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1997, the Company complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS




                                                                REFERENCE TO
REGULATION                                                      PRIOR FILING OR
S-B EXHIBIT                                                     EXHIBIT NUMBER
  NUMBER                          DOCUMENT                      ATTACHED HERETO
-----------                       --------                      ---------------

2                Plan of acquisition, reorganization, arrangement,
                 liquidation or succession                               None

3                (a) Certificate of Incorporation                         *

                 (b) By-Laws                                              *

4                Instruments defining the rights of securityholders,
                 including debentures                                     **

                 (a) Form of Common Stock Certificate                     *

                 (b) Form of Indenture dated as of December 5, 1995
                 with respect to the Registrant's 8% Convertible
                 Subordinated Debentures, due December 1, 2005            **

                 (c) Form of Debenture                                    **

9                Voting Trust Agreement                                  None

10               Material contracts

                 (a) 1993 Stock Option and Incentive Plan                 *
                 (b) Employment Agreement with Lane Ward                  *
                 (c) Employment Agreement with David D. Rinehart          *
                 (d) Employment Agreement with Larry J. Dobrava           *
                 (e) Recognition and Retention Plan                       *
                 (f) Profit Sharing Plan and Trust                        *

11               Statement re:  computation of per share earnings        11

12               Statement re:  computation of ratios                    12

13               Portions of Annual Report to Security Holders           None

16               Letter re:  change in certifying accountants            None

18               Letter re:  change in accounting principles             None

21               Subsidiaries of Registrant                              21

22               Published report regarding matters submitted to
                 vote of security holders                                None

23               Consent of Independent Accountants                      23

24               Power of Attorney                                  Not required

27               Financial Data Schedule                                 27

99               Annual Report on Form 11-K                              None

_____________________
* Filed as an exhibit to the Registrant's Form S-1 registration statement (File No. 33-57722) and incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as an exhibit to the Registrant's Form SB-2 registration statement
   (File No. 33-97920) and incorporated herein by reference in accordance with
   Item 601 of Regulation S-B.

(B)  REPORTS ON FORM 8-K

     There were two reports on Form 8-K filed during the quarter ended March 31, 1997:

     1)   a)  Report dated January 3, 1997.
          b) Item 5 - Reporting the issuance of a press release announcing the acquisition of Mitchell Mortgage.
          c)  No financial statements were filed.

     2)   a)  Report dated January 29, 1997.
          b) Item 5 - Reporting the issuance of a press release announcing the declaration of a cash dividend and earnings for the quarter ended December 31, 1996.
          c)  No financial statements were filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FORT BEND HOLDING CORP.


Date: June 26, 1997                           By: /s/ Lane Ward
      ---------------                             --------------------------
                                                  Lane Ward, Vice Chairman,
                                                  President, Chief Executive
                                                  Officer and Director (Duly
                                                  Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Lane Ward                                 /s/ Robert W. Lindsey
------------------------------------          ----------------------------------
Lane Ward, Vice Chairman,                     Robert W. Lindsey,
President, Chief Executive Officer            Chairman of the Board
and Director (Principal Executive
Officer)


Date: June 26, 1997                           Date: June 26, 1997
      --------------------                          ----------------------


/s/ David D. Rinehart                         /s/George C. Brady
------------------------------------          ----------------------------------
David D. Rinehart, Executive Vice             George C. Brady, Director
President and Chief Financial
Officer (Principal Financial
and Accounting Officer)


Date: June 26, 1997                           Date: June 26, 1997
      -------------------                           -----------------

/s/ J. Patrick Gubbels                        /s/ William A. Little
------------------------------------          ----------------------------------
J. Patrick Gubbels, Director                  William A. Little, Director


Date: June 26, 1997                           Date: June 26, 1997
      -------------------                           -----------------

                                              /s/Doyle G. Callender
------------------------------------          ----------------------------------
Wayne O. Poldrack, Director                   Doyle G. Callender, Director


Date:                                         Date: June 26, 1997
      -------------------                           -----------------
/s/ Ron L. Workman
------------------------------------
Ron L. Workman, Director


Date: June 26, 1997
      -------------------