Form 10QSB
period 1997-06-30
FORT BEND HOLDING CORP
filed 1997-08-12
CIK 896766

                                 UNITED STATES
                                 -------------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                            WASHINGTON, D.C.  20549
                            -----------------------

                                  FORM 10-QSB
                                  -----------

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                -----------------------------------------------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                  --------------------------------------------

                                       OR
                                       --

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             ------------------------------------------------------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                         COMMISSION FILE NO. 0 - 21328
                         -----------------------------

                            FORT BEND HOLDING CORP.
                            -----------------------

  A DELAWARE CORPORATION                          I.R.S. EMPLOYER IDENTIFICATION
  ----------------------                          ------------------------------
                                                  NO.  76-0391720
                                                  ---------------

  ADDRESS                                         TELEPHONE NUMBER
  -------                                         ----------------

  3400 AVENUE H                                   (713) 342-5571
  ROSENBERG, TEXAS  77471


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]     No _____.

There were 915,389 shares and 827,215 shares of Common Stock ($0.01 par value) issued and outstanding, respectively as of July 24, 1997.

                                    1 of 21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                                   FORT BEND HOLDING CORP.
                                   CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                                         (UNAUDITED)

                                       ASSETS                                              JUNE 30, 1997      MARCH 31, 1997
Cash and due from banks                                                                  $     8,462,218    $      6,369,675
Short-term investments                                                                        18,959,712          14,220,516
Certificates of deposit                                                                          200,000             200,000
                                                                                         ---------------    ----------------

     TOTAL CASH AND CASH EQUIVALENTS                                                          27,621,930          20,790,191

Investment securities available for sale, at market value                                      2,852,946           2,810,270
Investment securities held to maturity (estimated market value of $12,851,420
  and $10,789,440 at June 30, 1997 and March 31, 1997, respectively)                          13,230,674          11,234,763
Mortgage-backed securities available for sale, at market value                                   512,068             520,869
Mortgage-backed securities held to maturity (estimated  market value of  $93,611,639
  and $96,684,430 at June 30, 1997 and March 31,1997, respectively)                           93,839,235          97,084,501
Loans receivable, net                                                                        145,478,428         138,227,705
Loans held for sale                                                                           14,896,120           2,660,415
Accrued interest receivable                                                                    2,020,060           1,816,415
Real estate, net                                                                                  33,721             470,996
Federal Home Loan Bank stock, at cost                                                          1,443,100           1,933,000
Premises and equipment, net                                                                    4,878,196           4,970,011
Mortgage servicing rights, net                                                                 7,301,028           7,537,571
Prepaid expenses and other assets                                                              2,931,684           3,369,505
Deferred income taxes                                                                            311,872             305,961
Goodwill, net                                                                                  1,317,286           1,347,925
                                                                                         ---------------    ----------------
     TOTAL ASSETS                                                                        $   318,668,348    $    295,080,098
                                                                                         ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                                 $   268,578,249    $    250,218,152
Convertible Subordinated Debentures                                                           12,030,000          12,080,000
Other borrowings                                                                               6,122,194           4,226,676
Advances from borrowers for taxes and insurance                                                7,528,765           4,750,945
Accounts payable, accrued expenses and other liabilities                                       2,654,927           2,868,177
                                                                                         ---------------    ----------------
     TOTAL LIABILITIES                                                                       296,914,135         274,143,950
                                                                                         ---------------    ----------------
Minority interest in consolidated subsidiary                                                   2,538,585           2,508,214
                                                                                         ---------------    ----------------

Stockholders' Equity:
Serial preferred stock, $.01 par value - 500,000 shares authorized, none outstanding
Common Stock $.01 par value, 2,000,000 shares authorized
   915,389 shares issued and 827,215 shares outstanding at
   June 30, 1997, and 910,475 shares issued and 822,301
   shares outstanding at March 31, 1997                                                            9,154               9,105
Additional paid-in capital                                                                     8,980,347           8,704,986
Unearned employee stock ownership plan shares                                                   (215,442)           (307,125)
Deferred compensation                                                                           (129,305)            (82,324)
Net unrealized depreciation on available for sale securities, net of tax                            (119)             (6,107)
Retained earnings (substantially restricted)                                                  12,027,494          11,565,900
Treasury stock, at cost - 88,174 shares                                                       (1,456,501)         (1,456,501)
                                                                                         ---------------    ----------------
     TOTAL STOCKHOLDERS' EQUITY                                                               19,215,628          18,427,934
                                                                                         ---------------    ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $   318,668,348    $    295,080,098
                                                                                         ===============    ================

                  The accompanying notes are an integral part of the condensed consolidated financial statements.


                                                FORT BEND HOLDING CORP.
                                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                              THREE MONTHS ENDED JUNE 30
                                                      (UNAUDITED)

                                                                                                  1997          1996
INTEREST INCOME:
   Loans                                                                                      $ 3,364,104   $ 2,130,689
   Short-term investments                                                                         159,007       187,395
   Investment securities                                                                          241,290       147,996
   Mortgage-backed securities                                                                   1,575,463     1,829,259
                                                                                              -----------   -----------
      TOTAL INTEREST INCOME                                                                     5,339,864     4,295,339
                                                                                              -----------   -----------
INTEREST EXPENSE:
   Deposits                                                                                     2,668,028     2,320,151
   Borrowings                                                                                     337,047       330,050
                                                                                              -----------   -----------
      TOTAL INTEREST EXPENSE                                                                    3,005,075     2,650,201
                                                                                              -----------   -----------
      NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                      2,334,789     1,645,138

PROVISION FOR LOAN LOSSES                                                                          62,980        25,000
                                                                                              -----------   -----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                       2,271,809     1,620,138
                                                                                              -----------   -----------

NONINTEREST INCOME:
   Gain on sale of  loans                                                                          97,340        49,949
   Loan fees & charges                                                                            727,540       113,418
   Loan servicing income - net                                                                    297,451       105,381
   Service charges on deposit account                                                             209,877       154,492
   Other income                                                                                   188,742       124,646
                                                                                              -----------   -----------
      TOTAL NONINTEREST INCOME                                                                  1,520,950       547,886
                                                                                              -----------   -----------
NONINTEREST EXPENSES:
   Compensation and benefits                                                                    1,749,328       831,871
   Office occupancy and equipment                                                                 446,580       187,020
   Federal insurance premiums                                                                      39,912       124,282
   Data processing fees                                                                           125,775        46,067
   Insurance and surety bond expense                                                               36,867        33,616
   Other                                                                                          517,245       330,449
                                                                                              -----------   -----------
      TOTAL NONINTEREST EXPENSES                                                                2,915,707     1,553,305

   INCOME  BEFORE INCOME TAX AND MINORITY INTEREST                                                877,052       614,719

INCOME TAX PROVISION                                                                              278,343       209,000
                                                                                              -----------   -----------
NET INCOME BEFORE MINORITY INTEREST                                                               598,709       405,719

MINORITY INTEREST                                                                                  79,371           ---
                                                                                              -----------   -----------
NET INCOME                                                                                    $   519,338   $   405,719
                                                                                              ===========   ===========
PRIMARY EARNINGS PER SHARE                                                                    $      0.60   $      0.48
                                                                                              ===========   ===========
FULLY DILUTED EARNINGS PER COMMON SHARE                                                       $      0.49   $      0.40
                                                                                              ===========   ===========
DIVIDENDS PER COMMON SHARE                                                                    $      0.07   $      0.07
                                                                                              ===========   ===========

                  The accompanying notes are an integral part of the condensed consolidated financial statements.


                                                  FORT BEND HOLDING CORP.
                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                        1997                       1996
OPERATING ACTIVITIES:
     Net income                                                                    $    519,338               $    405,719
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
     Provision for losses on loans and real estate                                       62,980                     25,000
     Depreciation                                                                       145,207                     51,877
     Compensation charge related to release of ESOP shares                              165,916                     33,538
     Amortization of loan premium, discount, and deferred fees, net                     (66,133)                   (61,115)
     Amortization of goodwill                                                            22,944                        ---
     Deferred income tax provision (benefit)                                             (9,840)                    32,474
     Minority interest in income of consolidated subsidiary                              79,371                        ---
     Amortization of mortgage servicing rights                                          406,717                     64,250
     Net gain on sale of loans                                                          (97,340)                   (49,949)
     Origination of loans held for sale                                             (25,431,217)                (4,113,994)
     Proceeds from sale of loans                                                     13,292,852                  4,223,200
     Other, net                                                                          46,709                    (42,954)
                                                                                ---------------              -------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (10,862,496)                   568,046
                                                                                ---------------              -------------
INVESTING ACTIVITIES:
      Net change in loans receivable                                               $ (7,016,540)              $ (7,747,962)
      Proceeds from sale of real estate                                                 200,000                      8,500
      Improvements to real estate                                                       (14,102)                       ---
      Purchase of premises and equipment                                                (53,392)                  (267,216)
      Proceeds from redemption of FHLB stock                                            511,700                        ---
      Purchase or origination of mortgage servicing rights                             (170,174)                  (743,901)
      Purchase of investment securities available for sale                              (32,739)                   (27,979)
      Principal collected on mortgage-backed securities                               3,243,061                  3,486,595
      Purchase of investment securities held to maturity                             (1,991,953)               (10,983,561)
                                                                                ---------------              -------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (5,324,139)               (16,275,524)
                                                                                ---------------              -------------

FINANCING ACTIVITIES:
     Net increase in deposits                                                        18,360,097                    960,866
     Net increase in short-term borrowings                                            2,000,000                  6,000,000
     Payment on long-term borrowings                                                    (12,799)                   (12,031)
     Increase in advances from borrowers for taxes and insurance                      2,777,820                  3,219,986
     Dividends paid to minority stockholder                                             (49,000)                       ---
     Dividends paid                                                                     (57,744)                   (57,344)
                                                                                   ------------              -------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                    23,018,374                 10,111,477
                                                                                   ------------              -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  6,831,739                 (5,596,001)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     20,790,191                 17,193,662
                                                                                   ------------              -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 27,621,930              $  11,597,661
                                                                                   ============              =============

                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                        --------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               ----------------

1.   BASIS OF PRESENTATION

     The unaudited information for the three months ended June 30, 1997 and 1996 includes the results of operations of Fort Bend Holding Corp. (the "Holding Corp.") and its wholly-owned subsidiary Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association"). The Association's financial statements includes its 51% owned subsidiary Mitchell Mortgage Company, L.L.C. ("Mitchell"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

     The March 31, 1997 condensed consolidated statement of financial condition data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

2.   RECOGNITION AND RETENTION PLAN

     The Holding Corp. has a Recognition and Retention Plan ("RRP") as a method of providing key officers with a proprietary interest in the Holding Corp. in a manner designed to encourage such individuals to remain with the Holding Corp. or the Association. All outstanding awards vest at a rate of 20% per year. On April 1, 1997, an additional 2,600 shares were granted under the RRP. A total of 26,325 shares have been authorized of which 24,452 shares had been granted under the RRP as of June 30, 1997.

3.   NON-PERFORMING ASSETS

     Impaired loans decreased $1,000 during the three months ended June 30, 1997. The decline resulted from the loan amortization from scheduled payments made on two of the loans, partially offset by an increase in a third loan attributed to loan modification and partial capitalization of interest due. Each of these loans was previously recognized as impaired. Foreclosed assets decreased $310,000 for the quarter ended June 30, 1997, which primarily reflects the sale of a single family house and a commercial property.

                        -------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)
                               -----------------


     The following table summarizes impaired loan information as of June 30, 1997.

Impaired loans                                                    $806,038
Impaired loans which have a specific reserve of $111,300
 for loan losses calculated under SFAS 114                         275,300
Impaired loans which do not have a specific
 reserve for loan losses calculated under
 SFAS 114                                                         $530,738


4.   CONVERTIBLE SUBORDINATED DEBENTURES AND OTHER BORROWINGS

     Borrowings at June 30, 1997 included a $4.0 million advance from the Federal Home Loan Bank bearing a rate of 6.205% amortizing based on a
     30 year term and maturing on June 20, 2000.   The advance is
     collateralized by mortgage-backed securities and has a balance of $3,906,752 at June 30, 1997. In addition, the Association had a $2.0 million short-term advance which was repaid July 2, 1997. Borrowings also included an ESOP loan with a balance of $215,442 at June 30, 1997 with principal payments due each June 30 and December 31 and maturing June 30, 2001.

     The following is a schedule by fiscal year of future principal payments required under the amortizing advance agreement and the ESOP loan:

               FHLB Advances             ESOP Loan
            ----------------         -------------
1998              $   39,607               $43,875
1999                  55,752                87,750
2000                  59,312                83,817
2001               3,752,081


     In December 1995, the Holding Corp. issued $12.1 million of 8%
     Convertible Subordinated Debentures due December 1, 2005. Interest is payable June 1 and December 1 of each year through maturity. The debentures are convertible at any time prior to maturity at the rate of
     46.296 shares of common stock for each $1,000 of principal or $21.60 per share. The debentures may be redeemed at the option of the Holding Corp., in whole or in part, at any time on or after December 1, 1998 which would result in the acquisition of 559,255 shares.

                        -------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)
                               -----------------


5.   EARNINGS PER COMMON SHARE

     Primary earnings per common share for the three months ended June 30, 1997 have been computed based on net income divided by the weighted average number of common shares and common share equivalents outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method.

     Additionally, net income and shares outstanding are adjusted to assume the conversion of the Convertible Subordinated Debentures for fully diluted earnings per common share. For purposes of determining primary earnings per share the weighted average number of common shares and common share equivalents outstanding for the three months ended June 30, 1997 was 866,177 shares. For fully-diluted earnings per share the weighted average number of common shares and common share equivalents outstanding was 1,423,118 for the three months ended June 30, 1997.


6.   SUBSEQUENT EVENTS

     On July 23, 1997, the Holding Corp. declared a cash dividend of $.10 per share payable on September 3, 1997 to shareholders of record on August 13, 1997.

                                    ITEM 2.
                                    -------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------


     GENERAL

     Fort Bend Holding Corp. (the "Holding Corp.") was incorporated under the laws of the State of Delaware to become a savings and loan holding company with Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association") as its subsidiary. In January, 1997 the Association acquired, and has consolidated in its financial statements, a 51% interest in Mitchell Mortgage Company, L.L.C. ("Mitchell"). The Holding Corp. was incorporated at the direction of the Board of Directors of the Association, and on June 30, 1993 acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "Conversion"). Prior to the Conversion, the Holding Corp. did not engage in any material operations and at June 30, 1997, it had no significant assets other than the investment in the capital stock of the Association, investment securities, deferred charges from subordinated debenture issue and cash and cash equivalents. Unless the context otherwise requires, all references herein to the Holding Corp. include the Holding Corp. and the Association on a consolidated basis.

     The Association is principally engaged in the business of attracting retail savings deposits from the general public and investing those funds in first mortgage loans on owner occupied, single-family residences, mortgage-backed securities and investment securities. The Association originates residential construction and commercial real estate loans. The Association also originates consumer loans, including loans for the purchase of automobiles and home improvement loans. Mitchell engages in similar lending activities with emphasis on construction and multifamily lending.

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

     In order to continue to meet the financial services needs of the communities it serves, the Association intends to grow in a reasonable, prudent manner which may include expansion of the branch network or the acquisition of other financial institutions and related companies operating generally within a 100 mile radius of Rosenberg, Texas. As a part of this intended growth, the Association has increased the portfolio allocation of single-family construction lending, commercial real estate lending and consumer lending, including the origination of speculative loans to qualified builders. Residential construction loans to owner-occupants are generally underwritten using the same criteria as for one- to four-family residential loans. Loan proceeds are disbursed in increments as construction progresses and inspections warrant. Two additional branch offices were added during fiscal 1997 which management believes will assist in the expansion of the Association's core deposit base.

                                    ITEM 2.
                                    -------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   CONTINUED
                                   ---------


     Loan servicing has been one of the stable income providers for the Association and will continue to be expanded, to the extent possible, through the retention of servicing for loans originated and sold into the secondary market, as well as through the purchase of mortgage servicing rights, to the extent deemed appropriate (and subject to market conditions at the time). At June 30, 1997, the Association had loans serviced for others of approximately $286 million and Mitchell Mortgage Company, L.L.C. ("Mitchell") had approximately $598 million for a total of $884 million for
     the Holding Corp.   Management believes purchases of loan servicing rights
     may allow the Holding Corp. to take advantage of some economies of scale related to servicing.

     Interest rates have moderated slightly subsequent to the fiscal year ended March 31, 1997. The impact of these changes, may be a higher volume of permanent single family lending activity. It is difficult to determine the impact of changing interest rates on the net interest margin. The Association's one year interest sensitivity gap was positive 17.59% at
     June 30, 1997.   A positive gap indicates there are more interest-earning
     assets repricing during a stated period than interest-bearing liabilities, potentially resulting in an increase in the spread on such assets and liabilities, in a rising rate environment. A negative gap would have the opposite effect.

     At June 30, 1997, the Holding Corp. had unrealized gains and losses in its investment securities and mortgage-backed securities portfolio which are being held to maturity. The Holding Corp. has both the intent and ability to hold these securities until maturity. Management believes the Holding Corp. will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such
     securities  to make  contractual payments in a timely manner.    Therefore,
     management does not believe these losses are other than temporary and will not be realized, and should not be recognized in the financial statements.

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

     The management of the investment portfolio is not designed to be the primary source of funds for the Association's operations. Rather, it is viewed as a use of funds generated by the Association to be invested in interest-earning assets to be held to maturity. Cash flow mismatches between

                                    ITEM 2.
                                    -------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   CONTINUED
                                   ---------


     sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities varies depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow requirements of the Association since the Association has the ability to borrow funds from the Federal Home Loan Bank of Dallas. As of June 30, 1997, the Association had the ability to borrow up to an additional $150 million from the Federal Home Loan Bank of Dallas if cash flow requirements cannot be met by attracting deposits from its customer base (its primary source of funds), or from repayment of loans and other sources.

     The following schedule provides detail of the investment securities and the mortgage-backed securities portfolio, which are held to maturity, along with the related unrealized gains and losses.

SCHEDULE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES
HELD TO MATURITY

                                                         JUNE 30, 1997
                                    ------------------------------------------------------
                                                                          UNREALIZED
                                        BOOK          MARKET       -----------------------
TYPE OF SECURITY                       VALUE          VALUE          GAINS       LOSSES
                                    ------------   ------------    ---------   -----------
INVESTMENT SECURITIES:

U.S. Treasury Notes                 $  1,997,213   $  2,004,216    $   7,003   $
World Bank Bond &
   FHLB Debentures                     7,241,944      6,943,783       17,464       315,625
FNMA & FHLMC Debentures                3,991,517      3,903,421        6,372        94,468
                                    ------------   ------------    ---------   -----------
         TOTAL HELD TO MATURITY     $ 13,230,674   $ 12,851,420    $  30,839   $   410,093
                                    ============   ============    =========   ===========

MORTGAGE-BACKED SECURITIES:

FNMA
   Fixed                            $  9,386,105   $  9,729,555    $ 359,007   $    15,557
   Adjustable                         13,485,002     13,347,301       69,076       206,777

FHLMC
    Fixed                              5,277,629      5,360,472       95,899        13,056
    Adjustable                        14,832,823     14,683,436      107,257       256,644

GNMA
     Fixed                             2,293,620      2,394,161      100,541
     Adjustable                        6,385,032      6,511,289      126,257

Private Issue
     Fixed
     Adjustable                        3,626,423      3,611,534        9,316        24,205

CMO
     Fixed
        FNMA                          11,800,696     11,689,802       12,672       123,566
        FHLMC                         10,842,845     10,780,771       19,716        81,790
        Private                        3,579,710      3,609,816       33,721         3,615
    Adjustable
        FNMA                           2,934,820      2,816,653       26,718       144,885
        FHLMC                          6,759,323      6,511,103       19,286       267,506
        Private                        2,635,207      2,565,746                     69,461
                                    ------------   ------------    ---------   -----------
         TOTAL HELD TO MATURITY     $ 93,839,235   $ 93,611,639    $ 979,466   $ 1,207,062
                                    ============   ============    =========   ===========

                                                        MARCH 31, 1997
                                  -------------------------------------------------------------
                                                                                UNREALIZED
                                      BOOK             MARKET           -----------------------
TYPE OF SECURITY                      VALUE             VALUE              GAINS       LOSSES
                                  ------------      ------------        ---------   -----------
INVESTMENT SECURITIES:

U.S. Treasury Notes               $    999,218      $    999,766        $     548   $
World Bank Bond &
   FHLB Debentures                   7,240,703         6,917,342            4,920       328,281
FNMA & FHLMC Debentures              2,994,842         2,872,332                        122,510
                                  ------------      ------------        ---------   -----------
         TOTAL HELD TO MATURITY   $ 11,234,763      $ 10,789,440        $   5,468   $   450,791
                                  ============      ============        =========   ===========

MORTGAGE-BACKED SECURITIES:

FNMA
   Fixed                          $  9,646,216      $  9,933,315        $ 322,154   $    35,055
   Adjustable                       14,146,181        14,002,041           77,136       221,276

FHLMC
    Fixed                            5,564,950         5,624,926           81,704        21,728
    Adjustable                      15,339,418        15,171,045          107,024       275,397

GNMA
     Fixed                           2,378,421         2,462,218           83,797
     Adjustable                      6,709,957         6,795,714           90,650         4,893

Private Issue
     Fixed
     Adjustable                      3,858,558         3,842,010            9,025        25,573

CMO
     Fixed
        FNMA                        11,898,545        11,768,345           10,269       140,469
        FHLMC                       11,258,437        11,147,713           23,595       134,319
        Private                      3,796,851         3,819,229           26,276         3,898
    Adjustable
        FNMA                         2,934,718         2,828,209            1,391       107,900
        FHLMC                        6,826,509         6,604,949           20,569       242,129
        Private                      2,725,740         2,684,716                         41,024
                                  ------------      ------------        ---------   -----------
        TOTAL HELD TO MATURITY    $ 97,084,501      $ 96,684,430        $ 853,590   $ 1,253,661
                                  ============      ============        =========   ===========

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   CONTINUED
                                   ---------


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


     RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     The Holding Corp. had net income of $519,000 or $.60 primary earnings per share and $.49 fully diluted earnings per share for the three months ended June 30, 1997 compared to net income of $406,000 or $.48 primary earnings per share and $.40 fully diluted earnings per share for the same period in fiscal 1997.

     Net interest income, before provision for loan losses, increased $690,000 to $2.3 million during the three months ended June 30, 1997. Interest income increased $1.0 million to $5.3 million and primarily reflected a $41.8 million increase in the average balance of interest-earning assets, and an increase of .40% in the average yield on interest-earning assets to 7.77% for the three months June 30, 1997 compared to 7.37% for the three months ended June 30, 1996. The increase in average yield reflected the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.61% into portfolio loans with an average rate of 8.91%. An increase of $51.5 million in the average balance of loans receivable and $4.0 million in investments, partially offset by a decrease of $13.7 million in mortgage-backed securities contributed to the increase in interest-earning assets. The increase in the average loan balance reflected approximately $24 million from the Mitchell loan portfolio. The remaining increase reflected the increase in the Association's portfolio including loans acquired through the August, 1996 acquisition of Firstbanc which initially added approximatelly $20 million.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   CONTINUED
                                   ---------

     Interest expense increased $355,000 and primarily reflected an increase of $31.8 million in the average interest-bearing liabilities. Average deposits increased $33.4 million reflecting the acquisition of FirstBanc, and average borrowings decreased $1.6 million primarily reflecting a decrease in Federal Home Loan Bank advances and subordinated debt of $1.4 million and $70,000, respectively. The average rate paid on interest-bearing liabilities decreased to 4.79% for the three months ended June 30, 1997 compared to 4.83% for the three months ended June 30, 1996.

     Non-interest income increased $973,000 to $1.5 million for the three months ended June 30, 1997 compared to $548,000 for the same period in fiscal 1997. The increase was primarily due to an increase in loan fees and charges of $614,000 to $728,000 which reflected $567,000 of fees included from Mitchell and an increase of $37,000 in construction loan fees of the Association for the three months ended June 30, 1997. Loan servicing income increased $192,000 to $297,000 for the three months ended June 30, 1997 compared to $105,000 for the same period in fiscal 1997. This increase primarily reflects an increase of $642 million in loans serviced for others of which $598 million was serviced by Mitchell. Other income increased $64,000 and primarily reflected other income from Mitchell.

     Non-interest expense increased $1.4 million to $2.9 million for the three months ended June 30, 1997 compared to $1.6 million for the same period in fiscal 1997. Compensation and benefits increased $917,000 and primarily reflected additional personnel retained from the acquisition of FirstBanc, Mitchell personnel, ESOP appreciation in shares released and normal salary increases within the Association. Office occupancy increased $260,000 to $447,000 for the three months ended June 30, 1997 compared to $187,000 for the same period in fiscal year 1997 and primarily reflects the Association's increase of $68,000 in depreciation, $30,000 in rent and
     utilities and $13,000 in telephone expense.   In addition, Mitchell had
     occupancy expense of $142,000. Most of the Association's increase in occupancy cost is associated with the addition of the new branch in Katy, Texas and the acquisition of FirstBanc.

     Income tax provision increased $69,000 to $278,000 for the three months ended June 30, 1997 compared to $209,000 for the same period in fiscal 1997. The increase primarily reflected the increase in income before tax.

     ASSET/LIABILITY MANAGEMENT

     The Holding Corp. attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Holding Corp.'s policies are designed to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities (interest
     sensitivity gap).   The Holding Corp. has implemented these policies by
     generally selling long term fixed rate mortgage loan originations,
     retaining its adjustable rate mortgage loans,  originating   and retaining
     short-term consumer loans and   purchasing adjustable rate or short-term
     maturity  loans,  mortgage-backed securities, collateralized mortgage
     obligations and investment  securities.    As a  result  of these policies,
     the  Holding  Corp.'s   cumulative  one   year   interest   sensitivity gap
     at  June 30, 1997, was a

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   CONTINUED
                                   ---------

     positive 17.59%. As interest rates, prepayments and early withdrawal levels change, however, the resulting interest sensitivity gap is expected to be affected.

     ASSET QUALITY

     The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity.

     As a result of this review process, management recorded a $63,000 provision for loan losses during the three months ended June 30, 1997. Net charge-offs for the three months ended June 30, 1997, totaled $88,000, attributed primarily to one commercial real estate loan, of which $62,000 was charged off and the remainder paid off. The Holding Corp.'s allowance for loan losses decreased to $1,676,000 or 1.14% of total loans at June 30, 1997, compared to $1,701,000 or 1.22% of total loans at March 31, 1997. While management believes it uses the best information available to make determinations regarding the adequacy of the allowance, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

     The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Holding Corp. consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The following table summarizes the various categories of the Holding Corp.'s non-performing assets.

                                                  June 30, 1997               March 31, 1997
         Non-accruing loans                        $  574,843                    $  489,251
         Troubled debt restructurings                 565,320                       405,097
         Foreclosed assets                             48,345                       357,880
                                                   ----------                    ----------
         Total non-performing assets               $1,188,508                    $1,252,228
                                                   ==========                    ==========
         Total non-performing assets as a
               percentage  of total assets               0.37%                         0.42%


     Total non-performing assets decreased $64,000 for the three months ended June 30, 1997. The increase in nonaccrual loans is primarily the result of a $349,000 increase in residential loans over 90 days delinquent, of which $252,000 are two loans held by Mitchell Mortgage. This increase was partially offset by the transfer from nonaccrual of a $275,000 commercial real estate loan which was modified and written down to $164,000, and reclassified as a troubled debt restructuring. The decrease in foreclosed assets was primarily the result of the sale of a single family residence and a commercial real estate property, which totaled $323,000.

     At June 30, 1997, foreclosed assets consisted of three repossesed automobiles and a 5% participation in 18 residential lots. All of the lots and the automobiles are being marketed.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   CONTINUED
                                   ---------

     LIQUIDITY AND CAPITAL RESOURCES:
     --------------------------------

     The Holding Corp.'s primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposit flows, prepayments of loan and mortgage-backed securities principal, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of June 30, 1997, the Association's liquidity ratio was 9.87%, which was in excess of the minimum regulatory requirements.

     During the three months ended June 30, 1997, total deposits increased approximately $18.4 million. The increase primarily reflects $12 million in transit for a large multifamily loan payoff serviced by Mitchell Mortgage payable to FNMA and $4 million in proceeds from the sale of a loan participation by the Holding Corp.

     The Holding Corp. uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At June 30, 1997, the Holding Corp. had commitments to originate loans totaling $9.3 million. The Holding Corp. considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Holding Corp. expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     During the three months ended June 30, 1997, the borrowings from the Federal Home Loan Bank of Dallas increased $1,987,000 and ESOP debt decreased $92,000. The increase in borrowings from Federal Home Loan was used to partially fund multifamily loans during the period. Such loans
     are generally sold to investors within 30 days of origination.   It is
     anticipated that the amount of outstanding borrowings will fluctuate during the 1998 fiscal year depending upon cash flows from the various sources of funds and financing to be provided to Mitchell Mortgage Company, L.L.C.

     On July 23, 1997, the Holding Corp. declared a cash dividend of $0.10 per share payable on September 3, 1997 to the shareholders of record on August 13, 1997.

     The Association is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. As of June 5, 1997, the Association was notified by the OTS that based on its reported capital position, the Association is considered to be "well capitalized" in accordance with the Prompt Corrective Action provision of Section 38 of the Federal Deposit Insurance Act. The table below presents the Association's capital position at June 30, 1997

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   CONTINUED
                                   ---------

     relative to the existing regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Association will meet the requirements of the proposed capital regulations.

                                                          Amount           Percent of
                                                          (000's)          Assets (1)
          Tangible capital                                $20,501               6.6%
          Tangible capital requirement                      4,669               1.5
                                                          -------              ----
                   Excess                                 $15,832               5.1%
                                                          =======              ====

          Core capital                                    $20,501               6.6%
          Capital requirement                              12,479               4.0
                                                          -------              ----
                  Excess                                  $ 8,022               2.6%
                                                          =======              ====

           Total capital (i.e., core & supplemental       $21,857              13.9%
            capital)
           Risk-based capital requirement                  12,598               8.0
                                                          -------              ----
                 Excess                                   $ 9,259               5.9%
                                                          =======              ====

     (1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   CONTINUED
                                   ---------


     IMPACT OF NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 is effective for the year ending after December 15, 1997, for both interim and annual periods, and replaces the presentation of primary and fully diluted earnings per share with a presentatin of basic and diluted earnings per share. The adoption of Statement 128 is not expected to have a material impact on earnings per share reported by the Holding Corp.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structure." Statement 129 is effective for financial statements for periods ending after December 15, 1997. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Accounting for Comprehensive Income." Statement 130 is effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. Statement 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Statement 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 1. - LEGAL PROCEEDINGS
     --------------------------

          There are no material legal proceedings to which the Holding Corp. or the Association is a party or of which any of their property is subject. From time-to-time, the Association is a party to various legal proceedings incident to its business.

     ITEM 2. - CHANGES IN SECURITIES
     -------------------------------

          None

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES
     -----------------------------------------

            None
            ----

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -------------------------------------------------------------

          On July 29, 1997 the Holding Corp. held its annual meeting at which two directors, Robert W. Lindsey and Lane Ward were nominated and re-elected to a three year term.

                                              For           Withheld
                                             -----         ----------
                  Robert W. Lindsey         720,412          4,300
                  Lane Ward                 721,876          2,836


          Directors who will continue serving until their term expires are:
          J. Patrick Gubbels, Wayne O. Poldrack, Doyle G. Callender, Ron L. Workman, George C. Brady and William A. Little.

          Other matters voted upon at the meeting were as follows:

          Amendment of the Holding Corp.'s Certificate of Incorporation to increase the number of authorized shares of common stock from 2,000,000 to 4,000,000

                      For         Against         Abstain         Non-votes
                  -----------  --------------  --------------  ----------------
                    571,227       151,716           969             800


          Amendment of the Holding Corp.'s Certification of Incorporation to increase the number of authorized shares of preferred stock from 500,000 to 1,000,000

                     For          Against         Abstain         Non-votes
                -------------  --------------  --------------  ---------------
                   452,858        167,716          1,969           102,169


          Amendment of the Holding Corp.'s 1993 Stock Option and Incentive Plan to increase the number of shares of common stock reserved thereunder from 87,750 to 128,865

                     For           Against        Abstain          Non-votes
                --------------  -------------  --------------  ----------------
                   555,859          86,991         78,769            3,093


          Ratification of the appointment of Coopers & Lybrand L.L.P. as independent accountants for the Company for the fiscal year ending March 31, 1998


                    For            Against             Abstain
               -------------  ------------------  -----------------
                  720,651           1,450               2,611

                          PART II - OTHER INFORMATION
                          ---------------------------

                                   CONTINUED
                                   ---------


     ITEM 5. - OTHER INFORMATION
     ---------------------------

           None
           ----

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)  Exhibits

               Exhibit 11 - Computation of earnings per share (attached)
               Exhibit 27 - Financial Data Schedule (attached)

          (b)  Reports on Form 8-K

               Fort Bend Holding Corp. filed the following Forms 8-K during the three months ended June 30, 1997.

               May 1, 1997 - The registrant issued an earnings release announcing the declaration of a cash dividend and earnings for the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                FORT BEND HOLDING CORP.
                                                Registrant


Date:     August 12, 1997                       /s/ Lane Ward
                                                -------------------------------
                                                Lane Ward
                                                Vice Chairman, President and
                                                  Chief Executive Officer


                                                /s/ David D. Rinehart
                                              ---------------------------------
Date:     August 12, 1997                       David D. Rinehart
                                                Executive Vice President and
                                                  Chief Financial Officer