Form 10QSB
period 1997-09-30
FORT BEND HOLDING CORP
filed 1997-11-12
CIK 896766

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 0 - 21328

                            FORT BEND HOLDING CORP.



A Delaware Corporation                  I.R.S. Employer Identification
                                               No.  76-0391720

      Address                                  Telephone Number

    3400 Avenue H                              (281) 342-5571
Rosenberg, Texas  77471


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No      .
                                       ------    -----

There were 1,840,242 shares and 1,663,894 shares of Common Stock ($0.01 par value) issued and outstanding, respectively as of October 28, 1997.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            FORT BEND HOLDING CORP.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                  (Unaudited)


ASSETS                                September 30, 1997          March 31, 1997
Cash and due from banks                  $  7,046,352              $  6,369,675
Short-term investments                     39,866,399                14,220,516
Certificates of deposit                       200,000                   200,000
                                         ------------              ------------
    Total cash and cash equivalents        47,112,751                20,790,191

Investment securities available
  for sale, at market                       2,898,861                 2,810,270
Investment securities held to
  maturity (estimated market value
  of $9,849,596 and  $10,789,440
  at September 30, 1997 and
  March 31, 1997, respectively)            10,237,730                11,234,763
Mortgage-backed securities available
  for sale, at market                         386,092                   520,869
Mortgage-backed securities held to
  maturity (estimated  market
  value of $90,565,900 and $96,684,430
  at September 30, 1997 and
  March 31, 1997, respectively)            90,476,983                97,084,501
Loans held for sale                         6,834,406                 2,660,415
Loans receivable, net                     141,527,320               138,227,705
Accrued interest receivable                 1,763,992                 1,816,415
Real estate, net                               47,908                   470,996
Federal Home Loan Bank stock, at cost       1,464,900                 1,933,000
Premises and equipment, net                 4,802,525                 4,970,011
Mortgage servicing rights, net              7,103,962                 7,537,571
Prepaid expenses and other assets           3,145,693                 3,398,198
Deferred income taxes                         307,512                   305,961
Goodwill, net                               1,303,221                 1,319,232
                                         ------------              ------------
       Total assets                      $319,413,856              $295,080,098
                                         ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                               $269,083,871              $250,218,152
  Convertible Subordinated
    Debentures                             12,020,000                12,080,000
  Borrowings                                4,109,196                 4,226,676
  Advances from borrowers for
    taxes and insurance                     8,926,757                 4,750,945
  Accounts payable, accrued
    expenses and other liabilities          3,037,667                 2,868,177
                                         ------------              ------------
       Total liabilities                  297,177,491               274,143,950
                                         ------------              ------------
Minority interest in consolidated
  subsidiary                                2,565,334                 2,508,214
                                         ------------              ------------
Stockholders' equity:
  Serial preferred stock, $.01 par
    value - 1,000,000 shares
    authorized, none outstanding
  Common Stock $.01 par value,
    4,000,000 shares authorized
    1,832,102 shares issued and
    1,655,754 shares outstanding at
    September 30,1997 and 1,820,950
    shares issued and 1,644,602
    shares outstanding at
    March 31, 1997                             18,321                    18,209
  Additional paid-in capital                8,982,487                 8,695,882
  Unearned employee stock ownership
    plan shares                              (215,442)                 (307,125)
  Deferred compensation                      (113,887)                  (82,324)
  Net unrealized appreciation
    (depreciation) on available for
    sale securities                             8,342                    (6,107)
  Retained earnings (substantially
    restricted)                            12,447,711                11,565,900
  Treasury stock, at cost -
    176,348 shares                         (1,456,501)               (1,456,501)
                                         ------------              ------------
       Total stockholders' equity          19,671,031                18,427,934
                                         ------------              ------------
       Total liabilities and
         stockholders' equity            $319,413,856              $295,080,098
                                         ============              ============

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                            FORT BEND HOLDING CORP.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                       Three Months Ended               Six Months Ended
                                                                          September 30,                   September 30,
                                                                   --------------------------      --------------------------
                                                                      1997            1996            1997            1996
                                                                   ----------      ----------      -----------     ----------
Interest Income:
   Loans                                                           $3,367,186      $2,389,598      $ 6,731,290     $4,520,287
   Short-term investments                                             436,376         231,586          595,383        418,981
   Investment securities                                              215,436         202,532          456,726        350,528
   Mortgage-backed securities                                       1,523,850       1,755,901        3,099,313      3,585,160
                                                                   ----------      ----------      -----------     ----------
      Total interest income                                         5,542,848       4,579,617       10,882,712      8,874,956
                                                                   ----------      ----------      -----------     ----------
Interest expense:
   Deposits                                                         2,787,267       2,467,155        5,455,295      4,787,306
   Borrowings                                                         323,805         335,644          660,852        665,694
                                                                   ----------      ----------      -----------     ----------
      Total interest expense                                        3,111,072       2,802,799        6,116,147      5,453,000
                                                                   ----------      ----------      -----------     ----------
      Net interest income before provision for loan losses          2,431,776       1,776,818        4,766,565      3,421,956
Provision for loan losses                                              15,000          43,000           77,980         68,000
                                                                   ----------      ----------      -----------     ----------
      Net interest income after provision for loan losses           2,416,776       1,733,818        4,688,585      3,353,956
                                                                   ----------      ----------      -----------     ----------
Noninterest income:
   Loan fees and charges                                              753,514         131,092        1,481,054        244,510
   Loan servicing income                                              275,084         110,737          572,535        216,118
   Service charges on deposit accounts                                220,458         174,139          430,335        328,632
   Gain on sale of  loans                                             156,111          56,350          253,451        106,299
   Other income                                                       127,766         142,893          316,508        267,538
                                                                   ----------      ----------      -----------     ----------
      Total noninterest income                                      1,532,933         615,211        3,053,883      1,163,097
                                                                   ----------      ----------      -----------     ----------
Noninterest expenses:
   Compensation and benefits                                        1,803,103         938,549        3,552,431      1,770,420
   Office occupancy and equipment                                     436,484         242,525          883,064        429,545
   Federal insurance premiums                                          40,358         133,307           80,270        257,589
   Data Processing Fees                                               130,883          64,668          256,658        110,735
   Savings Association Insurance Fund Assessment                          ---       1,492,686              ---      1,492,686
   Insurance and surety bond expense                                   37,561          37,923           74,428         71,539
   Other                                                              628,800         339,402        1,146,045        669,851
                                                                   ----------      ----------      -----------     ----------
      Total noninterest expenses                                    3,077,189       3,249,060        5,992,896      4,802,365
                                                                   ----------      ----------      -----------     ----------
   Income (loss) before income tax and minority interest              872,520        (900,031)       1,749,572       (285,312)
Income tax provision (benefit)                                        269,125        (321,200)         547,468       (112,200)
                                                                   ----------      ----------      -----------     ----------
Income (loss) before minority interest                                603,395        (578,831)       1,202,104       (173,112)
Minority interest in net income of consolidated subsidiary            100,249             ---          179,620            ---
                                                                   ----------      ----------      -----------     ----------
Net income (loss)                                                  $  503,146      $ (578,831)     $ 1,022,484     $ (173,112)
                                                                   ==========      ==========      ===========     ==========
Primary earnings (loss) per common share                           $     0.29      $    (0.34)     $      0.59     $    (0.10)
                                                                   ==========      ==========      ===========     ==========
Fully diluted earnings (loss) per common share                     $     0.24      $    (0.34)     $      0.49     $    (0.10)
                                                                   ==========      ==========      ===========     ==========
Dividends per common share                                         $     0.05      $     0.04      $      0.09     $     0.07
                                                                   ==========      ==========      ===========     ==========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                            FORT BEND HOLDING CORP.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                       September 30,
                                                                              --------------------------------
                                                                                 1997                1996
                                                                              -----------        -------------
Operating activities:
   Net income (loss)                                                         $  1,022,484        $   (173,112)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Provision for losses on loans and real estate                             77,980              68,000
         Depreciation                                                             275,071             134,898
         Compensation charge related to release of ESOP shares                    165,916              33,538
         Amortization of deferred compensation                                     30,837              24,597
         Amortization of debt issue costs                                          41,682              40,218
         Amortization of premiums and discounts on securities, net                 11,079               6,064
         Amortization of loan premium, discount, and deferred fees, net          (170,424)           (119,248)
         Amortization of goodwill                                                  46,315               6,796
         Amortization of mortgage servicing rights                                828,647             147,037
         Amortization of unearned income                                              ---              (6,070)
         Deferred income tax benefit                                               (9,839)             (9,172)
         Minority interest in income of consolidated subsidiary                   179,620                 ---
         Gain on sale of real estate                                              (45,535)            (31,087)
         Net gain on sale of loans                                               (253,451)            (92,864)
         Dividends on Federal Home Loan Bank Stock                                (43,600)            (48,100)
         Origination of loans held for sale                                   (34,819,398)         (6,264,911)
         Proceeds from sale of loans                                           30,898,858           7,205,340
         Other, net                                                               464,587             640,110
                                                                             ------------        ------------
                Net cash provided by (used in) operating activities            (1,299,171)          1,562,034
                                                                             ------------        ------------
Investing activities:
   Purchase of investment securities available for sale                           (65,810)            (58,473)
   Purchase of investment securities held to maturity                          (1,991,953)        (22,984,496)
   Proceeds from maturities of investment securities held to
     maturity                                                                   3,000,000          10,000,000
   Principal collected on mortgage-backed securities                            6,720,198           6,838,219
   Net increase in loans receivable                                            (2,994,787)         (9,171,383)
   Purchase of premises and equipment                                            (107,585)           (373,595)
   Purchase or origination of mortgage servicing rights                          (395,038)         (1,379,410)
   Improvements to real estate                                                    (14,102)                ---
   Proceeds from sale of real estate                                              204,546              37,233
   Proceeds from redemption of FHLB stock                                         511,700                 ---
   Net cash acquired in acquisition                                                   ---           3,541,250
                                                                             ------------        ------------
                Net cash provided by (used in) investing activities             4,867,169         (13,550,655)
                                                                             ------------        ------------

Financing activities:
   Net increase in deposits                                                    18,865,719           4,658,394
   Payment on long-term borrowings                                                (25,797)            (24,250)
   Increase in advances from borrowers for taxes and insurance                  4,175,812           4,606,230
   Net proceeds from issuance of common stock                                       2,000                 ---
   Dividends paid to minority stockholder                                        (122,500)                ---
   Dividends paid                                                                (140,672)           (114,688)
                                                                             ------------        ------------
                Net cash provided by financing activities                      22,754,562           9,125,686
                                                                             ------------        ------------
Net increase (decrease) in cash and cash equivalents                           26,322,560          (2,862,935)
Cash and cash equivalents at beginning of period                               20,790,191          17,193,662
                                                                             ------------        ------------
Cash and cash equivalents at end of period                                   $ 47,112,751        $ 14,330,727
                                                                             ============        ============


         The accompanying notes are an integral part of the condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION



        The unaudited information for the three and six months ended
September 30, 1997 and 1996 includes the results of operations of Fort Bend Holding Corp. (the "Holding Corp.") and its wholly-owned subsidiary Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association"). The Association's financial statements includes its 51% owned subsidiary Mitchell Mortgage Company, L.L.C. ("Mitchell") (see Note 3). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

        The March 31, 1997 condensed consolidated statement of financial condition data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

2. COMMON STOCK SPLIT

        On August 21, 1997, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend payable October 1, 1997 to shareholders of record on September 11, 1997. The effect of the split is presented retroactively within stockholders' equity at September 30, 1997 by transferring the par value for the additional shares issued from the additional paid-in capital account to the common stock account.

        All share and per share data, including conversion price, recognition and retention plan and convertible subordinated debenture information, has been retroactively restated to reflect the stock split.

3. BUSINESS COMBINATION

        On January 2, 1997 the Association executed an agreement with The Woodlands Corporation to acquire a controlling interest in a new limited liability company, Mitchell Mortgage Company, L.L.C. ("Mitchell"). Mitchell was formed for the purpose of engaging in the mortgage banking business, including the origination and servicing of single-family purchase loans, single-family construction loans and commercial and multifamily real estate loans. The Woodlands Corporation contributed certain mortgage loans and its mortgage servicing portfolio and liabilities of its wholly-owned mortgage banking subsidiary, Mitchell Mortgage Company ("Old Mitchell"), in exchange for 49% ownership interest in Mitchell and the Association contributed cash of approximately $2.6 million in exchange for a 51% ownership interest in Mitchell. In connection with the transaction, Old Mitchell (and The Woodlands Corporation, as successor) was granted

                                  (Unaudited)


an option to convert, upon the occurrence of certain events, its ownership interest in Mitchell into shares of the common stock of the Company, at a rate of 82.304 shares for each $1,000 of ownership interest in Mitchell, or $12.15 per share, in an amount not to exceed 9.9% of the Company's outstanding common stock. Any amount that would otherwise be required to be issued exceeding 9.9% of the Company's outstanding common stock will be paid in cash. The option becomes exercisable on January 2, 1998 and expires on January 2, 2002.

4. RECOGNITION AND RETENTION PLAN

        The Holding Corp. has a Recognition and Retention Plan ("RRP") as a method of providing key officers with a proprietary interest in the Holding Corp. in a manner designed to encourage such individuals to remain with the Holding Corp. or the Association. All outstanding awards vest at a rate of 20% per year. On April 1, 1997, an additional 5,200 shares were granted under the RRP. A total of 52,650 shares have been authorized of which 48,904 shares had been granted under the RRP as of September 30, 1997.

5. NON-PERFORMING ASSETS

        Impaired loans decreased $135,000 during the three months ended September 30, 1997 and $137,000 during the six months ended September 30, 1997. The decline resulted from the payoff of one commercial loan and the loan amortization from scheduled payments made on two of the loans, partially offset by an increase in a third loan attributed to loan modification and partial capitalization of interest due. Each of these loans was previously recognized as impaired. Foreclosed assets decreased $323,000 during the six months ended September 30, 1997, which primarily reflects the sale of a single family house and a commercial property.

        The following table summarizes impaired loan information as of September 30, 1997.

          Impaired loans                                $670,634
          Impaired loans which have a specific
            reserve of $111,300 for loan losses
            calculated under SFAS 114                   $273,189
          Impaired loans which do not have a
            specific reserve for loan losses
            calculated under SFAS 114                   $397,445

                                  (Unaudited)

6. CONVERTIBLE SUBORDINATED DEBENTURES AND OTHER BORROWINGS

        Borrowings at September 30, 1997 included a $4.0 million advance from the Federal Home Loan Bank of Dallas bearing a rate of 6.205% amortizing based on a 30 year term and maturing on June 20, 2000. The advance is collateralized by mortgage-backed securities and has a balance of $3,893,754 at September 30, 1997. Borrowings also included an ESOP loan with a balance of $215,442 at September 30, 1997 with principal payments due each June 30 and December 31 and maturing June 30, 2001.

        The following is a schedule by fiscal year of future principal payments required under the amortizing advance agreement and the ESOP loan:

                                   FHLB Advances                   ESOP Loan
                                   -------------                   ---------
                 1998                $   26,609                     $43,875
                 1999                    55,752                      87,750
                 2000                    59,312                      83,817
                 2001                 3,752,081


        In December 1995, the Holding Corp. issued $12.1 million of 8% Convertible Subordinated Debentures due December 1, 2005. Interest is payable June 1 and December 1 of each year through maturity. The debentures are convertible at any time prior to maturity at the rate of 92.592 shares of common stock for each $1,000 of principal or $10.80 per share. The debentures may be redeemed at the option of the Holding Corp., in whole or in part, at any time on or after December 1, 1998 which would result in the issuance of 1,112,956 shares.

7. EARNINGS PER COMMON SHARE

        Primary earnings per common share for the three months and six months ended September 30, 1997 have been computed based on net income adjusted for the Mitchell option (see Note 3) divided by the weighted average number of common shares and common share equivalents outstanding during the period. Stock options are included as share equivalents using the treasury stock method. Additionally, net income and shares outstanding are adjusted to assume the conversion of the Convertible Subordinated Debentures for fully diluted earnings per common share.

        For purposes of determining primary earnings per share the weighted average number of common shares and common share equivalents outstanding for the three and six months ended September 30, 1997 was 1,926,091 and 1,915,855 shares, respectively. For fully-diluted earnings per share the weighted average number of common shares and common share equivalents outstanding was 3,039,047 and 3,028,811 for the three and six months ended September 30, 1997, respectively.

                                  (Unaudited)


8. SUBSEQUENT EVENTS

        On October 16, 1997, the Holding Corp. declared a cash dividend of $.10 per share payable on November 26, 1997 to shareholders of record on November 6, 1997.

                                    Item 2.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations


GENERAL

Fort Bend Holding Corp. (the "Holding Corp.") was incorporated under the laws of the State of Delaware to become a savings and loan holding company with Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association") as its subsidiary. The Holding Corp. was incorporated at the direction of the Board of Directors of the Association, and on June 30, 1993 acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "Conversion"). Prior to the Conversion, the Holding Corp. did not engage in any material operations and at September 30, 1997, it had no significant assets or liabilities other than the investment in the capital stock of the Association, investment securities, deferred charges from the subordinated debenture issue, cash and cash equivalents and the subordinated debentures. In January, 1997 the Association acquired, and has consolidated in its financial statements, a 51% interest in Mitchell Mortgage Company, L.L.C. ("Mitchell"). Unless the context otherwise requires, all references herein to the Holding Corp. include the Holding Corp. and the Association on a consolidated basis.

The Association is principally engaged in the business of attracting retail savings deposits from the general public and investing those funds in first mortgage loans on owner occupied, single-family residences, mortgage-backed securities and investment securities. The Association originates residential, construction and commercial real estate loans. The Association also originates consumer loans, including loans for the purchase of automobiles and home improvement loans. Mitchell engages in similar lending activities with an emphasis on construction and multifamily lending and loan servicing.

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

In November 1997, the voters approved home equity lending in Texas. Beginning in January 1998, the Association will be able to lend on the equity in homesteads in Texas. Management is unable to determine what effect home equity lending will have on operations.

In order to continue to meet the financial services needs of the communities it serves, the Association intends to grow in a reasonable, prudent manner which may include expansion of the branch network or the acquisition of other financial institutions and related companies operating generally within a 100 mile radius of Rosenberg, Texas. As a part of this intended growth, the Association has increased the portfolio allocation of single-family construction lending, commercial real estate lending and consumer lending, including the origination of speculative loans to qualified builders. Residential construction loans to owner-occupants are generally underwritten using the same criteria as for one- to four-family residential loans. Loan proceeds

                                    Item 2.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

are disbursed in increments as construction progresses and inspections warrant. Two additional branch offices were added during fiscal 1997 which management believes has resulted in the expansion of the Association's core deposit base.

Loan servicing has been one of the stable income providers for the Association and will continue to be expanded, to the extent possible, through the retention of servicing for loans originated and sold into the secondary market, as well as through the purchase of mortgage servicing rights, to the extent deemed appropriate (and subject to market conditions at the time). At September 30, 1997, the Association had loans serviced for others of approximately $276 million and Mitchell Mortgage Company, L.L.C. ("Mitchell") had loans serviced for others of approximately $572 million for a total of $848 million of loans serviced for others for the Holding Corp. Management believes purchases of loan servicing rights may allow the Holding Corp. to take advantage of some economies of scale related to servicing.

Interest rates have moderated slightly subsequent to the fiscal year ended March 31, 1997. The impact of these changes may be a higher volume of permanent single family lending activity. It is difficult to determine the impact of changing interest rates on the net interest margin. The Association's one year interest sensitivity gap was positive 17.59% at June 30, 1997 (the most current information available). A positive gap indicates there are more interest-earning assets repricing during a stated period than interest-bearing liabilities, potentially resulting in an increase in the spread on such assets and liabilities in a rising rate environment and a decrease in the spread in a declining rate environment. A negative gap would have the opposite effect.

At September 30, 1997, the Holding Corp. had unrealized gains and losses in its investment securities and mortgage-backed securities which are being held to maturity. The Holding Corp. has both the intent and ability to hold these securities until maturity. Management believes the Holding Corp. will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. Therefore, management believes that none of the unrealized losses should be considered other than temporary.

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

                                    Item 2.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

The management of the investment portfolio is not designed to be the primary source of funds for the Association's operations. Rather, it is viewed as a use of funds generated by the Association to be invested in interest-earning assets to be held to maturity. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities vary depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow requirements of the Association since the Association has the ability to borrow funds from the Federal Home Loan Bank of Dallas. As of September 30, 1997, the Association had the ability to borrow up to an additional $155 million from the Federal Home Loan Bank of Dallas if cash flow requirements cannot be met by attracting deposits from its customer base (its primary source of funds) or from repayment of loans and other sources.

The following schedule provides detail of the investment securities and the mortgage-backed securities portfolio which are held to maturity, along with the related unrealized gains and losses, at September 30, 1997 and March 31, 1997.

SCHEDULE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES
HELD TO MATURITY

                                             SEPTEMBER 30, 1997                               MARCH 31, 1997
                           -------------------------------------------------   ----------------------------------------------------
                                                            UNREALIZED                                           UNREALIZED
TYPE OF SECURITY             BOOK          MARKET    -----------------------     BOOK          MARKET     -------------------------
                             VALUE         VALUE       GAINS       LOSSES        VALUE         VALUE        GAINS         LOSSES
                           -----------  -----------  ----------  -----------   -----------  -----------   ----------    -----------
INVESTMENT SECURITIES:
U.S. Treasury Notes        $   997,776  $ 1,004,060  $    6,284   $            $   999,218  $   999,766     $    548    $
World Bank Bond & FHLB
  Debentures                 5,246,538    4,942,204      11,291    315,625       7,240,703    6,917,342        4,920       328,281
FNMA & FHLMC Debentures      3,993,416    3,903,332       5,725     95,809       2,994,842    2,872,332                    122,510
                           -----------  -----------  ----------   --------     -----------  -----------     --------    ----------
    Total held to
      maturity             $10,237,730  $ 9,849,596  $   23,300   $411,434     $11,234,763  $10,789,440     $  5,468    $  450,791
                           ===========  ===========  ==========   ========     ===========  ===========     ========    ==========
MORTGAGE-BACKED
  SECURITIES:
FNMA
  Fixed                    $ 9,008,228  $ 9,395,415  $  394,251   $  7,064     $ 9,646,216  $ 9,933,315     $322,154    $   35,055
  Adjustable                13,150,049   13,063,822      79,442    165,669      14,146,181   14,002,041       77,136       221,276

FHLMC
  Fixed                      4,608,582    4,720,928     119,703      7,357       5,564,950    5,624,926       81,704        21,728
  Adjustable                14,325,234   14,225,568     102,963    202,629      15,339,418   15,171,045      107,024       275,397

GNMA
  Fixed                      2,219,537    2,334,960     115,423                  2,378,421    2,462,218       83,797
  Adjustable                 6,060,493    6,181,024     120,531                  6,709,957    6,795,714       90,650         4,893

Private Issue
  Adjustable                 3,483,063    3,468,358       8,489     23,194       3,858,558    3,842,010        9,025        25,573

CMO
  Fixed
    FNMA                    11,666,203   11,599,428      22,922     89,697      11,898,545   11,768,345       10,269       140,469
    FHLMC                   10,404,338   10,406,998      35,315     32,655      11,258,437   11,147,713       23,595       134,319
    Private                  3,367,154    3,410,106      45,034      2,082       3,796,851    3,819,229       26,276         3,898
  Adjustable
    FNMA                     2,934,928    2,805,069      10,976    140,835       2,934,718    2,828,209        1,391       107,900
    FHLMC                    6,694,066    6,435,452      17,533    276,147       6,826,509    6,604,949       20,569       242,129
    Private                  2,555,108    2,518,772                 36,336       2,725,740    2,684,716                     41,024
                           -----------  -----------  ----------   --------     -----------  -----------     --------    ----------
    Total held to
      maturity             $90,476,983  $90,565,900  $1,072,582   $983,665     $97,084,501  $96,684,430     $853,590    $1,253,661
                           ===========  ===========  ==========   ========     ===========  ===========     ========    ==========

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Holding Corp.'s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Holding Corp.'s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Holding Corp. wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Holding Corp. wishes to advise readers that the factors listed above could affect the Holding Corp.'s financial performance and could cause the Holding Corp.'s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Holding Corp. does not undertake - and specifically disclaims any obligation - to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

         Comparison of Three Months ended September 30, 1997 and 1996

The Holding Corp. had net income of $503,000 or $0.29 primary earnings per share and $0.24 fully diluted earnings per share for the three months ended September 30, 1997 compared to a net loss of $579,000 or ($0.34) primary and fully diluted loss per share for the same period in fiscal 1997.

Net interest income, before provision for loan losses, increased $655,000 to $2.4 million during the three months ended September 30, 1997. Interest income increased $963,000 to $5.5 million and primarily reflected a $49.5 million increase in the average balance of interest-earning assets, and an increase of
 .03% in the average yield on interest-earning assets to 7.60% for the three months September 30, 1997 compared to 7.57% for the three months ended September 30, 1996. The increase in average yield reflected the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.62% into portfolio loans with an average rate of 8.98%. An increase of $40.9 million in the average balance of loans receivable and $22.3 million in investments, partially offset by a decrease of $13.6 million in mortgage-backed securities, contributed to the increase in interest-earning assets. The increase in the average loan balance reflected approximately $24 million from the Mitchell loan portfolio, of which $15.6 million were construction loans. The remaining increase reflected the increase in the Association's portfolio including loans acquired through the August, 1996 acquisition of FirstBanc which initially added approximately $20 million.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

Interest expense increased $308,000 and primarily reflected an increase of $27.4 million in the average balance of interest-bearing liabilities. Average deposits increased $27.6 million reflecting the acquisition of FirstBanc and average borrowings decreased $263,000 primarily reflecting a decrease in the ESOP loan and subordinated debt of $136,000 and $77,000, respectively. The average rate paid on interest-bearing liabilities decreased to 4.88% for the three months ended September 30, 1997 compared to 4.92% for the three months ended September 30, 1996. The cause of this decrease is two-fold: (1) interest rates have declined at September 30, 1997 when compared to rates at September 30, 1996; and
(2) the average cost of deposits at FirstBanc was 34 basis points lower than the Association's average cost of deposits.

Management determines the amount of the allowance for loan losses which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors related to the collectibility of the loans. The allowance for loan losses at September 30, 1997 was $1,619,000 or 90% of total non-performing assets. Management reviews the asset quality of the loan portfolio on a quarterly basis.

Non-interest income increased $918,000 to $1.5 million for the three months ended September 30, 1997 compared to $615,000 for the same period in fiscal 1997. The increase was primarily due to an increase in loan fees and charges of $622,000 to $754,000 which reflected $573,000 of fees included from Mitchell and an increase of $46,000 in loan and appraisal fees of the Association for the three months ended September 30, 1997. Loan servicing income increased $164,000 to $275,000 for the three months ended September 30, 1997 compared to $111,000 for the same period in fiscal 1997. This increase primarily reflects an increase of $609 million in loans serviced for others of which $572 million was serviced by Mitchell. Gain on sale of loans increased $100,000 and primarily reflected $63,000 of gains from Mitchell.

Non-interest expense decreased $172,000 to $3.1 million for the three months ended September 30, 1997 compared to $3.2 million for the same period in fiscal 1997. This decrease is attributable to a special assessment of $1.5 million recorded on September 30, 1996. This special assessment was levied against all savings and loans and amounted to 65.7 basis points on deposits as of March 31, 1995. This decrease was partially offset by an increase in compensation and benefits of $865,000 that primarily reflected additional personnel retained from the acquisition of FirstBanc, Mitchell personnel, and normal salary increases within the Association. Also contributing to the increase in compensation and benefits is the appreciation in ESOP shares released from collateral on the ESOP debt. The non-cash charge to earnings for the appreciation in shares released under the ESOP increased $104,000 to $123,000, which represents $0.06 per primary share outstanding, for the three months ended September 30, 1997 compared to $19,000 for the same period in fiscal 1997. The increase is primarily attributable to the increase in FBHC's stock price during the quarter from $14.63 at June 30, 1997 to $20.00 at September 30, 1997. Prices were relatively stable during the same period in fiscal 1997. Office occupancy increased $193,000 to $436,000 for the three months ended September 30, 1997 compared to $243,000 for the same period in fiscal year 1997 and primarily reflects Mitchell's occupancy expense of $154,000 and the

          Management's Discussion and Analysis of Financial Condition
                           And Results Of Operations

                                   Continued

addition of FirstBanc. In addition, the Association had an increase of $12,000 in depreciation, $10,000 in rent and utilities and $12,000 in telephone expense.

Income tax provision was $269,000 for the three months ended September 30, 1997 compared to a benefit of ($321,000) for the same period in fiscal 1997. The increase primarily reflected the increase in income before tax.

Comparison of Six Months Ended September 30, 1997 and 1996

The Holding Corp. had net income of $1.0 million or $0.59 primary earnings per share and $0.49 fully diluted earnings per share for the six months ended September 30, 1997 compared to a net loss of $173,000 or ($0.10) primary and fully diluted loss per share for the same period in fiscal 1997.

Net interest income, before provision for loan losses, increased $1.3 million to $4.8 million during the six months ended September 30, 1997, compared to the same period in fiscal 1997. Interest income increased $2.0 million and primarily reflected an increase of $45.7 million in the average balance of interest-earning assets and an increase of .21% in the average yield on interest-earning assets to 7.70% for the six months ended September 30, 1997 compared to 7.49% for the six months ended September 30, 1996. The increase in average yield reflected the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.62% into portfolio loans with an average rate of 8.95%. An increase of $46.2 million in the average balance of loans receivable and $13.2 million in investments, partially offset by a decrease of $13.6 million in mortgage-backed securities, contributed to the increase in interest-earning assets. The increase in the average loan balance reflected approximately $24 million from the Mitchell loan portfolio, of which $15.5 million were construction loans. The remaining increase reflected the increase in the Association's portfolio including loans acquired through the August, 1996 acquisition of FirstBanc which initially added approximately $20 million.

Interest expense increased approximately $663,000 and primarily reflected an increase of $29.6 million in the average balance of interest-bearing liabilities. Average deposits increased $30.5 million, primarily reflecting the acquisition of FirstBanc, and average borrowings decreased $910,000 primarily reflecting a decrease in Federal Home Loan Bank advances and the ESOP loan of $717,000 and $120,000, respectively. The average rate paid on interest-bearing liabilities decreased to 4.83% for the six months ended September 30, 1997 compared to 4.88% for the six months ended September 30, 1996.

Management determines the amount of the allowance for loan losses which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors related to the collectibility of the loans. The provision for loan losses for the six

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

months ended September 30, 1997 increased $10,000 as compared to the same period in the last fiscal year, and was provided for estimated losses believed by management to be inherent in the loan portfolio.

Non-interest income increased $1.9 million to $3.1 million for the six months ended September 30, 1997 compared to $1.2 million for the same period in fiscal 1997. The increase was primarily due to an increase in loan fees and charges of $1.2 million to $1.5 million which reflected $1.1 million of fees included from Mitchell for the six months ended September 30, 1997. Loan servicing income increased $356,000 to $572,000 for the six months ended September 30, 1997 compared to $216,000 for the same period in fiscal 1997. This increase primarily reflected an increase of $609 million in loans serviced for others of which $572 million was serviced by Mitchell. Gain on sale of loans increased $147,000 which reflected $98,000 of gains included from Mitchell.

Non-interest expense increased $1.2 million to $6.0 million for the six months ended September 30, 1997 compared to $4.8 million for the same period in fiscal 1997. Compensation and benefits increased $1.8 million and primarily reflected additional personnel retained from the acquisition of FirstBanc, Mitchell personnel and normal salary increases within the Association. Also contributing to the increase in compensation and benefits is the appreciation in ESOP shares released from collateral on the ESOP debt. The non-cash charge to earnings for the appreciation in shares released under the ESOP increased $200,000 to $234,000, which represents $0.12 per primary share outstanding, for the six months ended September 30, 1997 compared to $34,000 for the same period in fiscal 1997. The increase is primarily attributable to the increase in FBHC's stock price during the year from $12.38 at March 31, 1997 to $20.00 at September 30, 1997. Prices were relatively stable during the same period in fiscal 1997. Office occupancy increased $453,000 to $883,000 for the six months ended September 30, 1997 compared to $430,000 for the same period in fiscal year 1997 and primarily reflects Mitchell's occupancy expense of $296,000. In addition, the Association experienced an increase of $70,000 in depreciation, $40,000 in rent and utilities and $26,000 in telephone expense associated with the addition of the new branch in Katy, Texas and the acquisition of FirstBanc. Other expenses increased $476,000 to $1.1 million for the six months ended September 30, 1997 compared to $670,000 for the same period in fiscal 1997. The increase was primarily due to expenses of Mitchell of $350,000, the largest of which was credit report and appraisal fees of $103,000. Partially offsetting these increased expenses is the one time Savings Association Insurance Fund Assessment of $1.5 million recorded on September 30, 1996.

Income tax provision was $547,000 for the six months ended September 30, 1997 compared to a benefit of ($112,000) for the same period in fiscal 1996. The increase primarily reflected the increase in income before tax.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

ASSET/LIABILITY MANAGEMENT

The Holding Corp. attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Holding Corp.'s policies are designed to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities (interest sensitivity gap). The Holding Corp. has implemented these policies by generally selling long-term fixed rate mortgage loan originations, retaining its adjustable rate mortgage loans, originating and retaining short-term consumer loans and purchasing adjustable rate or short-term maturity loans. As a result of these policies, the Holding Corp.'s cumulative one year interest sensitivity gap at June 30, 1997 (the most current information available) was a positive 17.59%. Changes in interest rates, prepayments rates and early withdrawal levels will affect the interest sensitivity gap of the Holding Corp.

ASSET QUALITY

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity.

As a result of this review process, management recorded a $15,000 provision for loan losses during the three months ended September 30, 1997 and a $78,000 provision for the six months ended September 30, 1997. Net charge-offs for the six months ended September 30, 1997 totaled $110,000, attributed primarily to one commercial real estate loan, of which $62,000 was charged off and the remainder paid off, and the charge off of one unsecured consumer loan acquired in the FirstBanc Savings acquisition. The Association's allowance for loan losses decreased to $1,619,000 or 1.13% of total loans at September 30, 1997, compared to $1,701,000 or 1.22% of total loans at March 31, 1997. While management believes it uses the best information available to make determinations regarding the adequacy of the allowance, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Association consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The following table summarizes the various categories of the Holding Corp.'s non-performing assets.

                                     September 30, 1997      March 31, 1997
                                     ------------------      --------------
  Non-accruing loans                      $1,205,664          $  489,251
  Troubled debt restructurings               559,334             405,097
  Foreclosed assets                           34,740             357,880
                                          ----------          ----------
  Total non-performing assets             $1,799,738          $1,252,228
                                          ==========          ==========
     Total non-performing assets
       as a percentage  of total
       assets                                   0.56%               0.42%


Total non-performing assets increased $548,000 for the six months ended September 30, 1997. The increase in nonaccrual loans is primarily the result of a $957,000 increase in residential loans over 90 days delinquent, of which $252,000 are two loans held by Mitchell Mortgage with the remainder consisting of Fort Bend Federal loans, the largest of which totals $346,000. This increase was partially offset by the transfer of a $275,000 commercial real estate loan from non-accrual to troubled debt restructurings. A specific reserve of $111,000 was set up against this loan balance at the date of the transfer. The decrease in foreclosed assets was primarily the result of the sale of a single family residence and a commercial real estate property, which totaled $323,000.

At September 30, 1997, foreclosed assets consisted of a repossessed automobile and a 5% participation in 26 residential lots. All of the lots and the automobile are being marketed for sale.

LIQUIDITY AND CAPITAL RESOURCES:

The Association's primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposit flows, prepayments of loan and mortgage-backed securities principal, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1997, the Association's liquidity ratio was 20.08%, which was in excess of the minimum regulatory requirements.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

During the six months ended September 30, 1997, total deposits increased approximately $18.9 million. The increase primarily reflects a $9.9 million increase in escrow deposits of Mitchell Mortgage. In addition, the Association added two branches in fiscal 1997 that have contributed to the expansion of the Association's core deposit base. Escrow deposits will be paid out over the next quarter ending December 31, 1997.

The Association uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At September 30, 1997, the Association had commitments to originate loans totaling $14.2 million. The Association considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Association expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

During the six months ended September 30, 1997, the borrowings from the Federal Home Loan Bank of Dallas decreased $26,000 and ESOP debt decreased $91,000. It is anticipated that the amount of outstanding borrowings will fluctuate during the 1998 fiscal year depending upon cash flows from the various sources of funds and financing to be provided to Mitchell Mortgage Company, L.L.C.

On October 16, 1997, the Holding Corp. declared a cash dividend of $0.10 per share payable on November 26, 1997 to the shareholders of record on November 6, 1997.

The Association is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. As of June 5, 1997, the Association was notified by the OTS that based on its reported capital position, the Association is considered to be "well capitalized" in accordance with the Prompt Corrective Action provision of Section 38 of the Federal Deposit Insurance Act. The table below presents the Association's capital position at September 30, 1997 relative to the existing regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Association will meet the requirements of the proposed capital regulations.

                                          Amount          Percent of
                                          (000's)          Assets(1)
                                          -------         ----------
          Tangible capital                $21,253            6.7%
          Tangible capital requirement      4,739            1.5
                                          -------           ----
                  Excess                  $16,514            5.2%
                                          =======           ====
          Core capital                    $21,253            6.7%
          Capital requirement              12,666            4.0
                                          -------           ----
                  Excess                  $ 8,587            2.7%
                                          =======           ====
          Total capital (i.e., core
            & supplemental capital)       $22,621           14.8%
          Risk-based capital
            requirement                    12,202            8.0
                                          -------           ----
                 Excess                   $10,419            6.8%
                                          =======           ====

(1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

        Management's Discussion and Analysis of Financial Condition And
                             Results Of Operations

                                   Continued

IMPACT OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share.

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

The adoption of these statements is not expected to have a material impact on financial conditions, results of operations or cash flows reported by the Holding Corp. The Holding Corp. does not anticipate early adoption of any of these new accounting standards.

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

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit 11 - Computation of earnings per share (attached)

                Exhibit 27 - Financial Data Schedule (attached)


        (b)     Reports on Form 8-K

        Fort Bend Holding Corp. filed the following Forms 8-K during the three months ended September 30, 1997.

        July 29, 1997 - The registrant issued an earnings release announcing the declaration of a cash dividend and earnings for the quarter ended June 30, 1997.

        August 1, 1997 - The registrant issued a press release announcing the results of the Annual Meeting.

        August 22, 1997 - The registrant issued a press release declaring a 2-for-1 stock split in the form of a 100% stock dividend.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        FORT BEND HOLDING CORP.
                                        Registrant


Date: November  12, 1997                /s/ Lane Ward
                                        ------------------------------------
                                        Lane Ward
                                        Vice Chairman, President and Chief
                                         Executive Officer


Date: November 12, 1997                 /s/ David D. Rinehart
                                        ------------------------------------
                                        David D. Rinehart
                                        Executive Vice President and Chief
                                         Financial Officer