Form 10QSB
period 1997-12-31
FORT BEND HOLDING CORP
filed 1998-02-11
CIK 896766

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

                For the quarterly period ended December 31, 1997
                ------------------------------------------------

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

There were 1,851,141 shares and 1,674,793 shares of Common Stock ($0.01 par value) issued and outstanding, respectively, as of January 26, 1997.



                                    1 of 23

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                                    FORT BEND HOLDING CORP.
                                    CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                                          (UNAUDITED)
ASSETS                                                                                   DECEMBER 31, 1997      MARCH 31, 1997

Cash and due from banks                                                               $          6,359,405    $      6,369,675
Short-term investments                                                                          19,469,753          14,220,516
Certificates of deposit                                                                            200,000             200,000
                                                                                      --------------------    ----------------
          TOTAL CASH AND CASH EQUIVALENTS                                                       26,029,158          20,790,191

Investment securities available for sale, at market                                              2,929,332           2,810,270
Investment securities held to maturity (estimated market value of
  $9,956,652 and  $10,789,440 at December 31, 1997 and
   March 31, 1997, respectively)                                                                10,241,277          11,234,763
Mortgage-backed securities available for sale, at market                                           380,092             520,869
Mortgage-backed securities held to maturity (estimated  market value of $87,091,439 and $96,684,430 at December 31, 1997
  and March 31, 1997, respectively)                                                             86,882,448          97,084,501
Loans held for sale                                                                             10,345,178           2,660,415
Loans receivable, net                                                                          146,022,337         138,227,705
Accrued interest receivable                                                                      1,893,819           1,816,415
Real estate, net                                                                                    90,021             470,996
Federal Home Loan Bank stock, at cost                                                            1,487,000           1,933,000
Premises and equipment, net                                                                      4,818,173           4,970,011
Mortgage servicing rights, net                                                                   7,212,502           7,537,571
Prepaid expenses and other assets                                                                2,808,938           3,398,198
Deferred income taxes                                                                              308,240             305,961
Goodwill, net                                                                                    1,279,740           1,319,232
                                                                                      --------------------    ----------------
          TOTAL ASSETS                                                                $        302,728,255    $    295,080,098
                                                                                      ====================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                         $        255,726,406    $    250,218,152
     Convertible Subordinated Debentures                                                        11,970,000          12,080,000
     Borrowings                                                                                  3,998,630           4,226,676
     Advances from borrowers for taxes and insurance                                             4,286,347           4,750,945
     Accounts payable, accrued expenses and other liabilities                                    3,612,468           2,868,177
                                                                                      --------------------    ----------------
          TOTAL LIABILITIES                                                                    279,593,851         274,143,950
                                                                                      --------------------    ----------------
Minority interest in consolidated subsidiary                                                     2,642,878           2,508,214
                                                                                      --------------------    ----------------

Stockholders' equity:
      Serial preferred stock, $.01 par value - 1,000,000 shares authorized, none outstanding
      Common Stock $.01 par value, 4,000,000 shares authorized
         1,844,406 shares issued and 1,668,058 shares outstanding at
         December 31,1997 and 1,820,950 shares issued and 1,644,602
         shares outstanding at March 31, 1997                                                       18,444              18,209
      Additional paid-in capital                                                                 9,366,579           8,695,882
      Unearned employee stock ownership plan shares                                               (118,078)           (307,125)
      Deferred compensation                                                                        (98,469)            (82,324)
      Net unrealized appreciation (depreciation) on available for
          sale securities                                                                            6,931              (6,107)
      Retained earnings (substantially restricted)                                              12,772,620          11,565,900
      Treasury stock, at cost - 176,348 shares                                                  (1,456,501)         (1,456,501)
                                                                                      --------------------    ----------------
          TOTAL STOCKHOLDERS' EQUITY                                                            20,491,526          18,427,934
                                                                                      --------------------    ----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $        302,728,255    $    295,080,098
                                                                                      ====================    ================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            FORT BEND HOLDING CORP.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                               THREE MONTHS                     NINE MONTHS
                                                                                  ENDED                            ENDED
                                                                               DECEMBER 31,                     DECEMBER 31,
                                                                            1997            1996             1997             1996
INTEREST INCOME:
   Loans                                                            $      3,256,070   $ 2,673,173   $      9,987,360   $  7,193,460
   Short-term investments                                                    495,410       256,338          1,090,793        675,319
   Investment securities                                                     194,582       214,074            651,308        564,602
   Mortgage-backed securities                                              1,459,354     1,701,684          4,558,667      5,286,844
                                                                    ----------------   -----------   ----------------   ------------
      TOTAL INTEREST INCOME                                                5,405,416     4,845,269         16,288,128     13,720,225
                                                                    ----------------   -----------   ----------------   ------------


INTEREST EXPENSE:
   Deposits                                                                2,826,982     2,643,474          8,282,277      7,430,780
   Borrowings                                                                317,046       329,035            977,898        994,729
                                                                    ----------------   -----------   ----------------   ------------
      TOTAL INTEREST EXPENSE                                               3,144,028     2,972,509          9,260,175      8,425,509
                                                                    ----------------   -----------   ----------------   ------------
      NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                 2,261,388     1,872,760          7,027,953      5,294,716
PROVISION FOR LOAN LOSSES                                                        ---        60,000             77,980        128,000
                                                                    ----------------   -----------   ----------------   ------------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  2,261,388     1,812,760          6,949,973      5,166,716
                                                                    ----------------   -----------   ----------------   ------------
NONINTEREST INCOME:
   Loan fees and charges                                                     950,591       160,387          2,431,645        404,897
   Loan servicing income, net                                                353,414       112,787            925,949        328,905
   Service charges on deposit accounts                                       231,955       216,805            662,290        545,437
   Gain on sale of  loans                                                    308,312        91,237            561,763        197,536
   Other income                                                              147,641       138,959            464,149        406,497
                                                                    ----------------   -----------   ----------------   ------------
      TOTAL NONINTEREST INCOME                                             1,991,913       720,175          5,045,796      1,883,272
                                                                    ----------------   -----------   ----------------   ------------
NONINTEREST EXPENSES:
   Compensation and benefits                                               1,970,696     1,030,093          5,523,127      2,800,513
   Office occupancy and equipment                                            447,742       290,975          1,330,806        720,520
   Federal insurance premiums                                                 43,441       110,092            123,711        367,681
   Data processing fees                                                      151,413        68,888            408,071        179,623
   Savings Association Insurance Fund Assessment                                 ---           ---                ---      1,492,686
   Insurance and surety bond expense                                          36,279        34,571            110,707        106,110
   Other                                                                     691,054       405,439          1,837,099      1,075,290
                                                                    ----------------   -----------   ----------------   ------------
      TOTAL NONINTEREST EXPENSES                                           3,340,625     1,940,058          9,333,521      6,742,423
                                                                    ----------------   -----------   ----------------   ------------
   INCOME  BEFORE INCOME TAX AND MINORITY INTEREST                           912,676       592,877          2,662,248        307,565
INCOME TAX PROVISION                                                         263,741       175,709            811,209         63,509
                                                                    ----------------   -----------   ----------------   ------------
INCOME BEFORE MINORITY INTEREST                                              648,935       417,168          1,851,039        244,056
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY                   157,414           ---            337,034            ---
                                                                    ----------------   -----------   ----------------   ------------
NET INCOME                                                          $        491,521   $   417,168   $      1,514,005   $    244,056
                                                                    ================   ===========   ================   ============
EARNINGS PER COMMON SHARE                                           $           0.30   $      0.25   $           0.91   $       0.15
                                                                    ================   ===========   ================   ============
EARNINGS PER COMMON SHARE - ASSUMING DILUTION                       $           0.23   $      0.21   $           0.71   $       0.14
                                                                    ================   ===========   ================   ============
DIVIDENDS PER COMMON SHARE                                          $          0.100   $     0.035   $          0.185   $      0.105
                                                                    ================   ===========   ================   ============


              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                                                    FORT BEND HOLDING CORP.
                                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          (UNAUDITED)

                                                                                                          NINE MONTHS
                                                                                                             ENDED
                                                                                                          DECEMBER 31,
                                                                                                   1997                 1996
OPERATING ACTIVITIES:
    Net income                                                                              $     1,514,005       $     244,056
      Adjustments to reconcile net income to net cash used in operating activities:
    Provision for losses on loans and real estate                                                    77,980             128,000
    Depreciation                                                                                    417,247             236,600
    Compensation charge related to release of ESOP shares                                           438,202             101,785
    Amortization of loan premium, discount, and deferred fees, net                                 (409,284)           (582,090)
    Amortization of goodwill                                                                         69,796              28,996
    Amortization of mortgage servicing rights                                                     1,173,738             247,865
    Minority interest in income of consolidated subsidiary                                          337,034                 ---
    Gain on sales of real estate                                                                    (45,931)            (31,087)
    Gain on sales of loans, net                                                                    (561,763)           (197,536)
    Dividends on Federal Home Loan Bank stock                                                       (65,700)            (75,700)
    Origination of loans held for sale                                                          (52,892,457)        (10,347,663)
    Proceeds from sales of loans                                                                 45,769,457          11,170,915
    Change in prepaid expenses and other assets                                                     527,628          (1,358,560)
    Change in accounts payable, accrued expenses and other liabilities                              744,291              19,127
    Other, net                                                                                       75,451            (149,585)
                                                                                            ---------------       -------------
                     NET CASH USED IN OPERATING ACTIVITIES                                       (2,830,306)           (564,877)
                                                                                            ---------------       -------------

INVESTING ACTIVITIES:
    Purchase of investment securities available for sale                                            (98,403)            (89,035)
    Purchase of investment securities held to maturity                                           (1,991,953)        (22,981,432)
    Proceeds from maturities of investment securities held to maturity                            3,000,000          21,000,000
    Principal collected on mortgage-backed securities                                            10,306,756           9,556,865
    Net increase in loans receivable                                                             (7,296,287)        (11,094,936)
    Purchase of premises and equipment                                                             (265,409)           (402,228)
    Purchase or origination of mortgage servicing rights                                           (848,669)         (1,586,166)
    Improvements to real estate                                                                     (14,102)                ---
    Proceeds from sale of real estate                                                               203,372              37,233
    Proceeds from redemption of Federal Home Loan Bank stock                                        511,700                 ---
    Net cash acquired in acquisition                                                                    ---           3,541,250
                                                                                            ---------------       -------------
                     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          3,507,005          (2,018,449)
                                                                                            ---------------       -------------
FINANCING ACTIVITIES:
    Net increase in deposits                                                                      5,508,254           8,033,195
    Payments on long-term borrowings                                                                (38,999)            (36,659)
    Decrease in advances from borrowers for taxes and insurance                                    (464,598)           (800,779)
    Net proceeds from issuance of common stock                                                       67,265              20,026
    Dividends paid to minority stockholder                                                         (202,370)                ---
    Dividends paid                                                                                 (307,284)           (172,031)
                                                                                            ---------------       -------------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES                                    4,562,268           7,043,752
                                                                                            ---------------       -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         5,238,967           4,460,426

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 20,790,191          17,193,662
                                                                                            ---------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    26,029,158       $  21,654,088
                                                                                            ===============       =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Real estate acquired in settlement of loans                                             $        72,899       $   2,171,099
    Loans originated related to sales of real estate                                                240,000             182,000

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                        -------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------


1.   BASIS OF PRESENTATION

     The unaudited information as of December 31, 1997 and for the three and nine months ended December 31, 1997 and 1996 includes the results of operations of Fort Bend Holding Corp. (the "Holding Corp.") and its wholly-owned subsidiary Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association"). The Association's financial statements include its 51% owned subsidiary Mitchell Mortgage Company, L.L.C. ("Mitchell") (see Note 3). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

     The March 31, 1997 condensed consolidated statement of financial condition data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

2.   COMMON STOCK SPLIT

     On August 21, 1997, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend payable October 1, 1997 to shareholders of record on September 11, 1997. The effect of the split is presented retroactively within stockholders' equity by transferring the par value for the additional shares issued from the additional paid-in capital account to the common stock account.

     All share and per share data, including conversion price, recognition and retention plan and convertible subordinated debenture information, has been retroactively restated to reflect the stock split.

3.   BUSINESS COMBINATION

     On January 2, 1997 the Association executed an agreement with The Woodlands Corporation to acquire a controlling interest in Mitchell, a new limited liability company. Mitchell was formed for the purpose of engaging in the mortgage banking business, including the origination and servicing of single-family purchase loans, single-family construction loans and commercial and multifamily real estate loans. The Woodlands Corporation contributed certain mortgage loans and its mortgage servicing portfolio and liabilities of its wholly-owned mortgage banking subsidiary, Mitchell Mortgage Company ("Old Mitchell"), in exchange for a 49% ownership interest in Mitchell and the Association contributed cash of approximately $2.6 million in exchange for a 51% ownership interest in Mitchell. In connection with the transaction, Old Mitchell (and The Woodlands Corporation, as successor) was granted an option to convert, upon the occurrence of certain events, its ownership interest in Mitchell into shares of the common stock of the Company, at a rate of 82.304 shares for each $1,000 of ownership interest in Mitchell, or $12.15 per share, in an amount not to exceed 9.9% of the Company's outstanding common stock. Any amount that would otherwise be required to be issued exceeding 9.9% of the Company's outstanding common stock would be paid in cash. The option becomes exercisable on January 2, 1999 and expires on January 2, 2002.

                   -------------------------------

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)
                                  -----------


     The Association has guaranteed Mitchell's performance with the Government National Mortgage Association and has insured that Mitchell will maintain a required minimum net worth or the Association will infuse additional capital to cure any deficiency.

4.   RECOGNITION AND RETENTION PLAN

     The Holding Corp. has a Recognition and Retention Plan ("RRP") as a method of providing key officers with a proprietary interest in the Holding Corp. in a manner designed to encourage such individuals to remain with the Holding Corp. or the Association. All outstanding awards vest at a rate of 20% per year. On April 1, 1997, an additional 5,200 shares were granted under the RRP. A total of 52,650 shares have been authorized of which 48,904 shares had been granted under the RRP as of December 31, 1997.

5.   NON-PERFORMING ASSETS

     Impaired loans decreased $6,000 during the three months ended December 31, 1997 and $143,000 during the nine months ended December 31, 1997. The decline resulted from the payoff of one commercial loan and loan amortization from scheduled payments made on two loans, partially offset by an increase in a third loan reflecting a loan modification and partial capitalization of interest due. Each of these loans was previously classified as impaired. Foreclosed assets decreased $282,000 during the nine months ended December 31, 1997, which primarily reflected the sale of a single-family house and a commercial property.

     The following table summarizes impaired loan information as of December 31, 1997.

Impaired loans                                               $664,532
Impaired loans net of a specific reserve of $111,300
 for loan losses calculated under SFAS 114                   $271,063
Impaired loans which do not have a specific
 reserve for loan losses calculated under
 SFAS 114                                                    $393,469

                        -------------------------------

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)
                                  -----------


6.   CONVERTIBLE SUBORDINATED DEBENTURES AND OTHER BORROWINGS

     Borrowings at December 31, 1997 included a $4.0 million advance from the Federal Home Loan Bank of Dallas bearing interest at a rate of 6.205% amortizing based on a 30 year term and maturing on June 20, 2000. The advance is collateralized by mortgage-backed securities and had a balance
     of $3,880,552 at December 31, 1997.   Borrowings also included an ESOP loan
     with a balance of $118,078 at December 31, 1997 with principal payments due each June 30 and December 31 and maturing June 30, 2001.

     The following is a schedule by fiscal year of future principal payments required under the amortizing advance agreement and the ESOP loan:

                                     FHLB
                                   Advance                   ESOP Loan
                                ----------                   ---------
             1998               $   13,407                   $   ---
             1999                   55,752                    87,750
             2000                   59,312                    30,328
             2001                3,752,081


     In December 1995, the Holding Corp. issued $12.1 million of 8% Convertible Subordinated Debentures due December 1, 2005. Interest is payable June 1 and December 1 of each year through maturity. The debentures are convertible at any time prior to maturity at the rate of 92.592 shares of common stock for each $1,000 of principal or $10.80 per share. Total shares issuable with the conversion of the debentures was 1,108,326 at December 31, 1997. The debentures may be redeemed at the option of the Holding Corp., in whole or in part, at any time on or after December 1, 1998.

     During the three and nine months ended December 31, 1997, debenture holders converted debentures with a principal balance of $50,000 and $110,000, respectively. There were no conversions in the corresponding periods in fiscal 1997.

7.   EARNINGS PER COMMON SHARE

     In December 1997, FBHC adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. It replaces the presentation of primary earnings per share with a presentation of earnings per common share and fully diluted earnings per share with earnings per common share - assuming dilution. All earnings per share data is stated to reflect the adoption of Statement 128.

                        -------------------------------

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)
                                  -----------


The following table reconciles earnings per common share to earnings per common share-assuming dilution.


                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        DECEMBER 31,                  DECEMBER 31,
                                                                    1997         1996            1997           1996
EARNINGS PER COMMON SHARE
Net income applicable to common stock                          $   491,521   $   417,168     $ 1,514,005   $   244,056
Weighted average number of common
  shares outstanding                                             1,665,253     1,639,958       1,658,080     1,638,919
                                                               -----------   -----------     -----------   -----------
Earnings per common share                                      $      0.30   $      0.25     $      0.91   $      0.15
                                                               ===========   ===========     ===========   ===========

EARNINGS PER COMMON SHARE-ASSUMING DILUTION (b)
Net income applicable to common stock                          $   491,521   $   417,168     $ 1,514,005   $   244,056
Effect of dilutive securities:
Interest on 8% convertible debentures, net of tax                  170,394       172,991         515,452            (a)
                                                               -----------   -----------     -----------   -----------
Net income, adjusted                                           $   661,915   $   590,159     $ 2,029,457   $   244,056
                                                               ===========   ===========     ===========   ===========

Weighted average common shares outstanding                       1,665,253     1,639,958       1,658,080     1,638,919
Effect of dilutive securities:
Weighted average common shares issuable
  under the employee stock option plan                             115,880        59,563          93,224        48,879
Weighted average common shares issuable with the
  conversion of the 8% convertible debentures to
  common stock                                                   1,110,677     1,120,364       1,112,847            (a)
                                                               -----------   -----------     -----------   -----------
Weighted average common shares, adjusted                         2,891,810     2,819,885       2,864,151     1,687,798
                                                               ===========   ===========     ===========   ===========
Earnings per common share-assuming dilution                    $      0.23   $      0.21     $      0.71   $      0.14
                                                               ===========   ===========     ===========   ===========

(a) The assumed conversion of the 8% convertible debentures has an antidilutive effect on earnings per share for the nine months ended December 31, 1996. Thus, it is excluded from the calculation of earnings per common share-assuming dilution.

(b) The assumed conversion of the minority ownership interest in Mitchell into shares of common stock (see Note 3) has an antidilutive effect on earnings per share. Thus, it is excluded from the calculation of earnings per share-assuming dilution.

                        -------------------------------

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)
                                  -----------


8.   SUBSEQUENT EVENTS

     On January 21, 1998, the Holding Corp. declared a cash dividend of $.10 per share payable on March 4, 1998 to shareholders of record on February 11, 1998.

                                    ITEM 2.
                                    -------

   Management's Discussion and Analysis of Financial Condition And Results Of
   --------------------------------------------------------------------------
                                   Operations
                                   ----------


GENERAL

Fort Bend Holding Corp. (the "Holding Corp.") was incorporated under the laws of the State of Delaware to become a savings and loan holding company with Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association") as its subsidiary. The Holding Corp. was incorporated at the direction of the Board of Directors of the Association, and on June 30, 1993 acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "Conversion"). Prior to the Conversion, the Holding Corp. did not engage in any material operations and at December 31, 1997, it had no significant assets or liabilities other than the investment in the capital stock of the Association, investment securities, deferred charges from the subordinated debenture issue, cash and cash equivalents and the subordinated debentures. In January, 1997 the Association acquired, and has consolidated in its financial statements, a 51% interest in Mitchell Mortgage Company, L.L.C. ("Mitchell"). Unless the context otherwise requires, all references herein to the Holding Corp. include the Holding Corp. and the Association on a consolidated basis.

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

In November 1997, home equity lending was approved in Texas. Beginning in January 1998, the Association is able to lend on the equity in homesteads in Texas. There seems to be customer interest in home equity lending and the Association has implemented a home equity lending program. Management can not presently estimate what effect home equity lending will have on operations.

In order to continue to meet the financial services needs of the communities it serves, the Association intends to grow in a reasonable, prudent manner which may include expansion of the branch network or the acquisition of other financial institutions and related companies operating generally within a 100 mile radius of Rosenberg, Texas. As a part of this intended growth, the Association has increased the portfolio allocation of single-family construction lending, commercial real estate lending and consumer lending, including the origination of speculative loans to qualified builders. Residential construction loans to owner-occupants are generally underwritten
using the same criteria as for one- to four-family residential  loans.   Loan
proceeds are disbursed in increments as construction progresses and inspections warrant. Two additional branch offices were added during fiscal 1997 which management believes has resulted in the expansion of the Association's core deposit base and lending activities. On December 17, 1997, the Association received approval, from the Office of Thrift Supervision, to open a new branch in The Woodlands, Texas. The branch facility initially will be located in the offices of Mitchell and is expected to open in the first quarter of fiscal 1999.

                                    ITEM 2.
                                    -------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   Continued
                                   ---------


Loan servicing has been one of the stable income providers for the Association and will continue to be expanded, to the extent possible, through the retention of servicing for loans originated and sold into the secondary market, as well as through the purchase of mortgage servicing rights, to the extent deemed appropriate (and subject to market conditions at the time). At December 31, 1997, the Association serviced approximately $277 million of loans for others and Mitchell serviced approximately $582 million of loans for others for a total of $859 million of loans serviced for others. Management believes purchases of loan servicing rights may allow the Holding Corp. to take advantage of some economies of scale related to servicing.

Interest rates have decreased slightly subsequent to March 31, 1997. The impact of these changes may be a higher volume of permanent single-family lending activity. It is difficult to determine the impact of changing interest rates on the net interest margin. The Association's one year interest
sensitivity gap was a positive 13.60% at December 31, 1997.   A positive gap
indicates there are more interest-earning assets repricing during a stated period than interest-bearing liabilities, potentially resulting in an increase in the spread on such assets and liabilities in a rising rate environment and a decrease in the spread in a declining rate environment. A negative gap would have the opposite effect.

At December 31, 1997, the Holding Corp. had unrealized gains and losses in its investment securities and mortgage-backed securities which are being held to maturity. The Holding Corp. has both the intent and ability to hold these securities until maturity. Management believes the Holding Corp. will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. Therefore, management believes that none of the unrealized losses should be considered other than temporary.

Most of the mortgage-backed securities are agency securities and are either guaranteed by the full faith and credit of the United States Government (GNMA) or are insured by a Government Sponsored Enterprise (FNMA or FHLMC). Private issue mortgage-backed securities consist of the "A" piece of "A-B" structured securities where the "B" piece is subordinate to the "A" piece and which were initially rated one of the two highest categories by one or more of the rating agencies. Most of these securities have pool insurance and/or reserve funds in addition to the subordination of the "B" piece. Collateral for these securities is whole mortgage loans. None of these securities are considered "high risk" as defined by the Office of Thrift Supervision and none have failed
to   pass  the   Federal  Financial   Institution  Examination  Council  (FFIEC)
mandatory test for "high risk" securities. The Association does not invest in "high risk" securities.

The management of the investment portfolio is not designed to be the primary source of funds for the Association's operations. Rather, it is viewed as a use of funds generated by the Association to be invested in interest-earning assets to be held to maturity. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities vary depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow requirements of the Association since the Association has the ability to borrow funds from the Federal Home Loan Bank of Dallas. As of December 31, 1997, the Association had the ability to borrow up to an additional $147 million from the Federal Home Loan Bank of Dallas if cash flow requirements cannot be met by attracting deposits from its customer base (its primary source of funds) or from repayment of loans and other sources.

                                    ITEM 2.
                                    -------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   Continued
                                   ---------


The following schedule provides detail of the investment securities and the mortgage-backed securities portfolio which are held to maturity, along with the related unrealized gains and losses, at December 31, 1997 and March 31, 1997.

SCHEDULE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES
HELD TO MATURITY



                                                     DECEMBER 31, 1997
                                   ---------------------------------------------------           MARCH 31, 1997
                                                                      UNREALIZED         ------------------------------
                                       BOOK          MARKET      ---------------------       BOOK              MARKET
TYPE OF SECURITY                       VALUE          VALUE         GAINS      LOSSES        VALUE             VALUE
                                   ------------   ------------   ---------   ---------   ------------      ------------
INVESTMENT SECURITIES:

U.S. Treasury Notes                $    998,150   $  1,007,461   $   9,311   $     ---   $    999,218      $    999,766
World Bank Bond &
   FHLB Debentures                    5,247,752      4,991,964       6,112     261,900      7,240,703         6,917,342
FNMA & FHLMC Debentures               3,995,375      3,957,227       8,788      46,936      2,994,842         2,872,332
                                   ------------   ------------   ---------   ---------   ------------      ------------
      TOTAL HELD TO MATURITY       $ 10,241,277   $  9,956,652   $  24,211   $ 308,836   $ 11,234,763      $ 10,789,440
                                   ------------   ------------   ---------   ---------   ------------      ------------

MORTGAGE-BACKED SECURITIES:

FNMA
   Fixed                           $  8,738,571   $  9,090,946   $ 359,111   $   6,736   $  9,646,216      $  9,933,315
   Adjustable                        12,617,783     12,588,654      77,508     106,637     14,146,181        14,002,041

FHLMC
    Fixed                             4,252,845      4,339,613      92,996       6,228      5,564,950         5,624,926
    Adjustable                       13,674,222     13,636,256      96,624     134,590     15,339,418        15,171,045

GNMA
     Fixed                            2,074,570      2,191,676     117,106         ---      2,378,421         2,462,218
     Adjustable                       5,736,916      5,841,680     104,764         ---      6,709,957         6,795,714

Private Issue
     Adjustable                       3,228,587      3,215,811       9,117      21,893      3,858,558         3,842,010

CMO
     Fixed
       FNMA                          11,423,439     11,399,524      15,108      39,023     11,898,545        11,768,345
       FHLMC                          9,965,533      9,963,981      23,439      24,991     11,258,437        11,147,713
       Private                        3,205,164      3,244,516      42,418       3,066      3,796,851         3,819,229
     Adjustable
       FNMA                           2,935,030      2,824,768      10,694     120,956      2,934,718         2,828,209
       FHLMC                          6,639,521      6,402,849       7,283     243,955      6,826,509         6,604,949
       Private                        2,390,267      2,351,165         ---      39,102      2,725,740         2,684,716
                                   ------------   ------------   ---------   ---------   ------------      ------------
       TOTAL HELD TO MATURITY      $ 86,882,448   $ 87,091,439   $ 956,168   $ 747,177   $ 97,084,501      $ 96,684,430
                                   ------------   ------------   ---------   ---------   ------------      ------------


                                        MARCH 31, 1997
                                   -----------------------
                                          UNREALIZED
                                   -----------------------
TYPE OF SECURITY                      GAINS       LOSSES
                                   ---------   -----------
INVESTMENT SECURITIES:

U.S. Treasury Notes                $     548   $       ---
World Bank Bond &
   FHLB Debentures                     4,920       328,281
FNMA & FHLMC Debentures                   --       122,510
                                   ---------   -----------
      TOTAL HELD TO MATURITY       $   5,468   $   450,791
                                   ---------   -----------
MORTGAGE-BACKED SECURITIES:

FNMA
   Fixed                           $ 322,154   $    35,055
   Adjustable                         77,136       221,276

FHLMC
    Fixed                             81,704        21,728
    Adjustable                       107,024       275,397

GNMA
     Fixed                            83,797           ---
     Adjustable                       90,650         4,893

Private Issue
     Adjustable                        9,025        25,573

CMO
     Fixed
       FNMA                           10,269       140,469
       FHLMC                          23,595       134,319
       Private                        26,276         3,898
     Adjustable
       FNMA                            1,391       107,900
       FHLMC                          20,569       242,129
       Private                           ---        41,024
                                   ---------   -----------
       TOTAL HELD TO MATURITY      $ 853,590   $ 1,253,661
                                   ---------   -----------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   Continued
                                   ---------


IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Holding Corp.'s computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

The Holding Corp. outsources is primary data processing functions. To date, the Holding Corp. has solicited confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the Year 2000. The Holding Corp. has established a management committee to identify all of its functions potentially affected by the Year 2000 and to ensure that re-programming of the affected systems will be completed by December 31, 1998, thus allowing adequate time for testing. Management believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose a significant operational problem for the Holding Corp. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could "reinfect" the Holding Corp.'s computer systems. The Holding Corp. could be adversely affected by the Year 2000 issue if it or unrelated parties fail to successfully address this issue.


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

The Holding Corp. does not undertake--and specifically disclaims any obligation --to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   Continued
                                   ---------


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

The Holding Corp. had net income of $492,000 or $0.30 earnings per common share and $0.23 earnings per common share - assuming dilution for the three months ended December 31, 1997 compared to net income of $417,000 or $0.25 earnings per common share and $0.21 earnings per common share - assuming dilution for the same period in fiscal 1997.

Net interest income, before provision for loan losses, increased $389,000 to $2.3 million during the three months ended December 31, 1997. Interest income increased $560,000 to $5.4 million and primarily reflected a $31.7 million increase in the average balance of interest-earning assets, partially offset by a decrease of .08% in the average yield on interest-earning assets to 7.47% for the three months ended December 31, 1997 compared to 7.55% for the three months ended December 31, 1996. An increase of $30.5 million in the average balance of loans receivable and $15.7 million in investments, partially offset by a decrease of $14.1 million in mortgage-backed securities, contributed to the
increase in interest-earning assets.   The  increase  in  the average loan
balance reflected approximately $29 million from the Mitchell loan portfolio, of which $18.2 million were construction loans. The decrease in average yield reflected a decrease in yields on loans receivable of .19% to 8.41% for the three months ended December 31, 1997 compared to 8.60% for the three months ended December 31, 1996. This decrease was partially offset by the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.59% into portfolio loans with an average rate of 8.41%.

Interest expense increased $172,000 and primarily reflected an increase of $9.8 million in the average balance of interest-bearing liabilities. Average deposits increased $10.1 million reflecting the escrow deposits of Mitchell and average borrowings decreased $311,000 primarily reflecting a decrease in the
ESOP loan and subordinated debt of $153,000 and $107,000, respectively.   The
average rate paid on interest-bearing liabilities increased to 4.89% for the three months ended December 31, 1997 compared to 4.80% for the three months ended December 31, 1996. The increase primarily reflected an 0.11% increase in the average rate paid on deposits to 4.68%.

No provision for loan losses was recorded for the three months ended December 31, 1997. Management determines the amount of the allowance for loan losses which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors related to the collectibility of the loans. The allowance for loan losses at December 31, 1997 was $1,610,000 or 114% of total non-performing assets. Management reviews the asset quality of the loan portfolio on a quarterly basis. See "Asset Quality" for a further discussion of the allowance for loan losses and the Association's non-performing assets at December 31, 1997.

Non-interest income increased $1.3 million to $2.0 million for the three months ended December 31, 1997 compared to $720,000 for the same period in fiscal 1997. The increase reflects an increase in loan fees and charges of $790,000 to $951,000 which primarily reflected $791,000 of fees included from Mitchell.
Loan servicing income increased $240,000 to $353,000 for the three months ended December 31, 1997 compared to $113,000 for the same period in fiscal 1997. This increase primarily reflects an increase of $562 million in loans serviced for others to $859 million at December 31, 1997 compared to $297 million at December 31,

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   Continued
                                   ---------


1996. Mitchell's loan servicing portfolio was $582 million at December 31, 1997. Gain on sale of loans increased $217,000 and primarily reflected $224,000 of gains from Mitchell.

Non-interest expense increased $1.4 million to $3.3 million for the three months ended December 31, 1997 compared to $1.9 million for the same period in fiscal 1997. This increase reflects an increase in compensation and benefits of $941,000 primarily as a result of the additional personnel from the acquisition of Mitchell and normal salary increases within the Association.
Also contributing to the increase in compensation and benefits is the appreciation in the market value of ESOP shares released from collateral on the ESOP debt. The non-cash pretax charge to earnings for the appreciation in shares released under the ESOP increased $100,000 to $149,000, which represents $0.09 earnings per common share outstanding and $0.05 earnings per common share
- assuming dilution, for the three months ended December 31, 1997 compared to $49,000 for the same period in fiscal 1997. The increase is primarily attributable to an increase in the number of shares released and an increase in
FBHC's stock price   to $21.75 per share at December 31, 1997 compared to $12.75 per share at December 31, 1996. The cost basis to the ESOP is $5.00 per share. Office occupancy increased $157,000 to $448,000 for the three months ended
December 31, 1997 compared to $291,000   for   the  same  period  in fiscal
year   1997  and   primarily   reflected  Mitchell's  occupancy expense of
$155,000.

Income tax provision was $264,000 for the three months ended December 31, 1997 compared to $176,000 for the same period in fiscal 1997. The increase primarily reflected the increase in income before tax.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

The Holding Corp. had net income of $1.5 million or $0.91 earnings per common share and $0.71 earnings per common share - assuming dilution for the nine months ended December 31, 1997 compared to net income of $244,000 or $0.15 earnings per common share and $0.14 per common share - assuming dilution for the same period in fiscal 1997.

Net interest income, before provision for loan losses, increased $1.7 million to $7.0 million during the nine months ended December 31, 1997, compared to the same period in fiscal 1997. Interest income increased $2.6 million and primarily reflected an increase of $41.0 million in the average balance of interest-earning assets and an increase of .11% in the average yield on interest-earning assets to 7.61% for the nine months ended December 31, 1997 compared to 7.50% for the nine months ended December 31, 1996. An increase of $41.0 million in the average balance of loans receivable and $14.0 million in investments, partially offset by a decrease of $13.8 million in mortgage-backed securities, contributed to the increase in interest-earning assets. The increase in the average loan balance reflected approximately $26 million from the Mitchell loan portfolio, of which $16.4 million were construction loans.
The remaining increase reflected the increase in the Association's portfolio including loans acquired through the August, 1996 acquisition of FirstBanc Savings Association of Texas ("FirstBanc") which initially added approximately $20 million. The increase in average yield reflected the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.61% into portfolio loans with an average rate of 8.76%.

Interest expense increased approximately $835,000 and primarily reflected an increase of $23.0 million in the average balance of interest-bearing liabilities. Average deposits increased $23.7 million, primarily reflecting Mitchell's escrow deposits and the acquisition of FirstBanc, and average borrowings decreased $710,000, primarily reflecting a decrease in Federal Home Loan Bank advances, the ESOP loan and subordinated debt of

   Management's Discussion and Analysis of Financial Condition And Results Of
   --------------------------------------------------------------------------
                                   Operations
                                   ----------

                                   Continued
                                   ---------


$495,000, $131,000, and $84,000, respectively. The average rate paid on interest-bearing liabilities remained constant at 4.85% for the nine months ended December 31, 1997 and December 31, 1996.

A provision for loan losses of $78,000 was recorded for the nine months ended December 31, 1997 compared to $128,000 for the nine months ended December 31, 1996. Management determines the amount of the allowance for loan losses which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors related to the collectibility of the loans. The allowance for loan losses at December 31, 1997 was $1,610,000 or 114% of total non-performing assets. Management reviews the asset quality of the loan portfolio on a quarterly basis.

Non-interest income increased $3.1 million to $5.0 million for the nine months ended December 31, 1997 compared to $1.9 million for the same period in fiscal 1997. The increase was primarily due to an increase in loan fees and charges of $2.0 million to $2.4 million which reflected $1.9 million of fees included from
Mitchell for the nine months ended December 31, 1997.   Loan  servicing  income
increased $597,000 to $926,000 for the nine months ended December 31, 1997 compared to $329,000 for the same period in fiscal 1997. This increase primarily reflected an increase of $562 million in loans serviced for others to $859 million at December 31, 1997 compared to $297 million at December 31, 1996. Mitchell's loan servicing portfolio was $582 million at December 31, 1997. Gain on sale of loans increased $364,000 which reflected $321,000 of gains from Mitchell.

Non-interest expense increased $2.6 million to $9.3 million for the nine months ended December 31, 1997 compared to $6.7 million for the same period in fiscal 1997. Compensation and benefits increased $2.7 million and primarily reflected additional personnel retained from the acquisitions of FirstBanc and Mitchell and normal salary increases within the Association. Also contributing to the increase in compensation and benefits is the appreciation in the market value of ESOP shares released from collateral on the ESOP debt. The non-cash pretax charge to earnings for the appreciation in shares released under the ESOP increased $300,000 to $383,000, which represents $0.23 per common share outstanding and $0.13 per common share outstanding - assuming dilution, for the nine months ended December 31, 1997 compared to $83,000 for the same period in fiscal 1997. The increase is primarily attributable to an increase in the number of shares released and an increase in Fort Bend Holding Corp.'s stock price to $21.75 per share at December 31, 1997 compared to $12.75 per share at December 31, 1996. The cost to the ESOP is $5.00 per share. Office occupancy increased $610,000 to $1.3 million for the nine months ended December 31, 1997 compared to $721,000 for the same period in fiscal year 1997 and primarily reflects Mitchell's occupancy expense of $451,000. In addition, the Association experienced an increase of $89,000 in depreciation, $48,000 in rent and utilities and $25,000 in telephone expense associated with the addition of the new branch in Katy, Texas and the acquisition of FirstBanc. Other expenses increased $762,000 to $1.8 million for the nine months ended December 31, 1997 compared to $1.1 million for the same period in fiscal 1997. The increase was primarily due to expenses of Mitchell of $588,000, the largest of which was credit report and appraisal fees of $139,000. Partially offsetting these increased expenses is the one time Savings Association Insurance Fund assessment of $1.5 million recorded on September 30, 1996 with no similar charge recorded in fiscal 1998.

Income tax provision was $811,000 for the nine months ended December 31, 1997 compared to $64,000 for the same period in fiscal 1996. The increase primarily reflected the increase in income before tax.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     --------------------------------------------------------------------------
                                  OPERATIONS
                                  ----------

                                   Continued
                                   ---------


ASSET/LIABILITY MANAGEMENT

The Holding Corp. attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Holding Corp.'s policies are designed to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities (interest sensitivity gap).  The Holding Corp. has implemented these policies by generally selling long-term fixed rate mortgage loan originations, retaining its
adjustable rate mortgage  and construction loans,  originating   and  retaining
short-term consumer loans and purchasing adjustable rate or short-term maturity loans. Through Mitchell, fixed rate commercial real estate loans are originated and sold in the secondary market. Servicing is retained on most of these loans.
As a  result  of these policies, the Holding Corp.'s   cumulative  one   year
interest sensitivity gap at December 31, 1997 was a positive 13.60%. Changes in interest rates, prepayments rates and early withdrawal levels will affect the interest sensitivity gap of the Holding Corp.


ASSET QUALITY

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity.

As a result of this review process, management recorded no additional provision for loan losses during the three months ended December 31, 1997 and a $78,000 provision for the nine months ended December 31, 1997. Net charge-offs for the nine months ended December 31, 1997 totaled $119,000, attributed primarily to one commercial real estate loan, of which $62,000 was charged off and the balance of $425,000 was paid off, and the charge off of one unsecured consumer loan acquired in the FirstBanc acquisition. The Association's allowance for loan losses decreased to $1,610,000 or 1.09% of total loans at December 31, 1997, compared to $1,701,000 or 1.22% of total loans at March 31, 1997. While management believes it uses the best information available to make determinations regarding the adequacy of the allowance, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
                                 OF OPERATIONS
                                 -------------

                                   Continued
                                   ---------


The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Association consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The following table summarizes the various categories of the Association's non-performing assets.

                                             December 31,   March 31,
                                                 1997          1997
 Non-accruing loans                          $  781,513    $  489,251
 Troubled debt restructurings                   553,233       405,097
 Foreclosed assets                               75,586       357,880
                                             ----------    ----------
   Total non-performing assets               $1,410,332    $1,252,228
                                             ==========    ==========

     Total non-performing assets as a
      percentage  of total assets                  0.47%         0.42%

Total non-performing assets increased $158,000 for the nine months ended December 31, 1997. The increase in nonaccrual loans is primarily the result of a $292,000 increase in residential loans and a $161,000 increase in consumer loans over 90 days delinquent. The residential loan increase includes two loans held by Mitchell, one of which has a corporate guarantee against loss, with the remainder consisting of Fort Bend Federal loans. This increase was partially offset by the transfer of a $275,000 commercial real estate loan from non-accrual to troubled debt restructurings. A specific reserve of $111,000 was set up against this loan balance at the date of the transfer to troubled debt restructurings. The decrease in foreclosed assets was primarily the result of the sale of a single-family residence and a commercial real estate property, which totaled $323,000.

At December 31, 1997, foreclosed assets consisted of one single-family house and a 5% participation held by Mitchell in 28 residential lots and one condominium in Galveston. All of the Mitchell foreclosed assets are being marketed for sale. The single-family house is currently under repair and will be marketed upon completion.


LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposit flows, prepayments of loan and mortgage-backed securities principal, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1997, the Association's liquidity ratio was 14.28%, which was in excess of the minimum regulatory requirements of 4.00%.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   Continued
                                   ---------


During the nine months ended December 31, 1997, total deposits increased approximately $5.5 million. This increase primarily reflects the addition of two branches in fiscal 1997 that have contributed to the expansion of the Association's core deposit base.

The Association uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At December 31, 1997, the Association had commitments to originate loans totaling $14.2 million. The Association considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Association expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

During the nine months ended December 31, 1997, borrowings from the Federal Home Loan Bank of Dallas decreased $39,000 and ESOP debt decreased $189,000. It is anticipated that the amount of outstanding borrowings will fluctuate during the 1998 fiscal year depending upon cash flows from the various sources of funds and financing to be provided to Mitchell .

On January 21, 1998 the Holding Corp. declared a cash dividend of $0.10 per share payable on March 4, 1998 to the shareholders of record on February 11, 1998.

The Association is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. As of June 5, 1997, the Association was notified by the OTS that based on its reported capital position, the Association is considered to be "well capitalized" in accordance with the Prompt Corrective
Action provision  of   Section 38 of the Federal Deposit Insurance Act.   The
table below presents the Association's capital position at December 31, 1997 relative to the existing regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Association will meet the requirements of the proposed capital regulations.

                                                       Amount       Percent of
                                                       (000's)      Assets (1)

    Tangible capital                                $     22,293         7.4 %
    Tangible capital requirement                           4,490         1.5
                                                    ------------        ----
      Excess                                        $     17,803         5.9 %
                                                    ============        ====

    Core capital                                    $     22,293         7.4 %
    Capital requirement                                   12,003         4.0
                                                    ------------        ----
      Excess                                        $     10,290         3.4 %
                                                    ============        ====

    Total capital (i.e., core & supplemental
      capital)                                      $     23,670        15.2 %
    Risk-based capital requirement                        12,488         8.0
                                                    ------------        ----
      Excess                                        $     11,182         7.2 %
                                                    ============        ====


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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

                                   Continued
                                   ---------


IMPACT OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Accounting for Comprehensive Income." Statement 130 is effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. Statement 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information."
Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Statement 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed.

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

     None

ITEM 5. - OTHER INFORMATION
---------------------------

     None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule (attached)

     (b)  Reports on Form 8-K

          Fort Bend Holding Corp. filed the following Forms 8-K during the three months ended December 31, 1997.

          October 28, 1997 - The registrant issued an earnings release announcing the declaration of a cash dividend and earnings for the quarter ended September 30, 1997.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               FORT BEND HOLDING CORP.
                                               Registrant




Date: February 11, 1998                        /s/ LANE WARD
                                               --------------------------------
                                               Lane Ward
                                               Vice Chairman, President and
                                                Chief Executive Officer


                                               /s/ DAVID D. RINEHART
                                               --------------------------------
Date: February 11, 1998                        David D. Rinehart
                                               Executive Vice President and
                                                Chief Financial Officer