Form 10KSB40
period 1998-03-31
FORT BEND HOLDING CORP
filed 1998-06-29
CIK 896766

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended March 31, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ______________ to ______________

          Commission file number:  0-21328

                            FORT BEND HOLDING CORP.
-------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

              Delaware                                               76-0391720
---------------------------------------------            ------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer Identification No.)
                 or organization)

3400 Avenue H, Rosenberg, Texas                                         77471
---------------------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:            (281) 342-5571
                                                    -----------------------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None
                                     ----

          Securities Registered Pursuant to Section 12(g) of the Act:

The Nasdaq National Market            Common Stock, par value $.01 per share
-------------------------------       --------------------------------------
(Name of each exchange on                        (Title of Class)
which registered)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such requirements for the past 90 days.  YES  X . NO    .
                                                             ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year:  $28,594,172

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market as of June 12, 1998 was $44 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

     As of June 12, 1998, there were issued and outstanding 1,779,411 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
           Part III of Form 10-KSB - Portions of Proxy Statement for
                     1998 Annual Meeting of Stockholders.

       Transitional Small Business Disclosure Format:  YES    . NO  X .
                                                           ---      ---

                                    PART I

ITEM.1    DESCRIPTION OF BUSINESS

GENERAL

     Fort Bend Holding Corp. (the "Company") is a Delaware corporation which was organized in 1993 for the purpose of becoming the savings and loan holding company of Fort Bend Federal Savings and Loan Association of Rosenberg ("Fort Bend" or the "Association"). The Company owns all of the outstanding stock of the Association issued on June 30, 1993 in connection with the completion of the Association's conversion from the mutual to the stock form of organization (the "Conversion"). The Association, which was originally organized in 1933, amended its charter in June 1993 in connection with the Conversion to become a federal stock savings and loan association. All references to the Company, unless otherwise indicated, at or before June 30, 1993 refer to the Association. Unless the context otherwise requires, all references herein to the Association or the Company include the Company and Association on a consolidated basis. The Company's common stock, par value $.01 per share (the "Common Stock"), is quoted on The Nasdaq National Market under the symbol "FBHC."

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

     The Company serves its primary market area, Fort Bend County, Texas and portions of Harris, Montgomery, Waller, and Wharton Counties, Texas, through the Association's five retail banking offices and the operations of Mitchell Mortgage Company, L.L.C., a mortgage banking company in which the Association acquired a majority interest in January 1997. At March 31, 1998, the Company had total assets of $316.6 million, deposits of $269.0 million and stockholders' equity of $21.4 million.

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

     The Company's revenues are derived principally from interest on loans and securities, loan fees and charges, loan servicing income, income from deposit account service charges and gains on the sales of loans. The Company's operations may be materially affected by general economic conditions, competition in the Company's market area, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company's results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan and its investment securities portfolios and the interest it pays on its deposit accounts and borrowings.

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

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

     The Company outsources its primary data processing functions. To date, the Company has solicited confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the Year 2000. The Company has established a management committee to identify all of its functions potentially affected by the Year 2000 issue and to ensure that re-programming and testing of the affected system will be substantially completed by December 31, 1998, thus allowing adequate time for implementation. Management believes that, with modifications to existing hardware and software and conversions to new software, the Year 2000 issue will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could "reinfect" the Company's computer systems. The Company could be adversely affected by the Year 2000 issue if it or unrelated parties fail to successfully address this issue. It is currently estimated that the Company will spend approximately $100,000 on the Year 2000 issue.

     Subsequent to year end, the OTS reviewed the Association's plan to address the Year 2000 issue and found the Association's progress to date to be satisfactory.

ACQUISITIONS

     MITCHELL MORTGAGE. On January 2, 1997, the Association completed its purchase of a 51% interest in the assets of Mitchell Mortgage Company ("Old Mitchell"), a full-service mortgage banking affiliate of The Woodlands Corporation. The transaction was effected through the transfer of certain assets of Old Mitchell to a newly incorporated limited liability company, Mitchell Mortgage Company, L.L.C. ("Mitchell"), in which the Association acquired a 51% interest in exchange for approximately $2.6 million in cash. Old Mitchell received the remaining 49% interest in Mitchell in exchange for certain mortgage loans and its mortgage servicing portfolio and the liabilities of Old Mitchell.

     In connection with the transaction, Old Mitchell (and The Woodlands Land Development Company, L.P., as successor) was granted an option to convert, upon the occurrence of certain events, its ownership interest in Mitchell into shares of the common stock of the Company, at a rate of 82.304 shares for each $1,000 of ownership interest in Mitchell, in an amount not to exceed 9.9% of the Company's outstanding common stock after conversion. Any amount that would otherwise be required to be issued exceeding 9.9% of the Company's outstanding common stock will be paid in cash. The option becomes exercisable on January 2, 1999 and expires on January 2, 2002.

     Mitchell, as did Old Mitchell, engages in the mortgage banking business, including the origination and servicing of single family purchase loans, single family construction loans and commercial and multi-family real estate loans. Old Mitchell was formed in 1974 and had a mortgage banking relationship with the Company for seven years prior to the purchase. At March 31, 1998, Mitchell's loan servicing portfolio was approximately $625.5 million, of which $37.6 million was being serviced for the Association.

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

     The Company's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, residential construction, land, commercial real estate and consumer loans in its market area. Mitchell engages in similar lending activities with an emphasis on construction and multi-family lending. At March 31, 1998, the Company's net loan portfolio totaled $173.0 million.

     Loan applications are initially considered at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Most single-family residential mortgage loans underwritten to FHLMC or FNMA guidelines are approved by the Company's chief loan underwriter, then reviewed by the loan and appraisal review committee. All other portfolio mortgage real estate loan commitments generally must be approved by a majority vote of the members of the Company's loan and appraisal review committee. Other loans up to $600,000 with confirmed take out commitments may be approved by an underwriter of the Company. The members of the Company's loan and appraisal review committee include Chairman of the Board Robert W. Lindsey, Vice Chairman of the Board and President Lane Ward, Director Wayne O. Poldrack, Executive Vice President David
D. Rinehart, Senior Vice President Larry J. Dobrava, and Vice President Duane Boenig. The members of the Mitchell loan committee and appraisal review committee include Chairman of the Board Lane Ward, Director William A. Little and President Dale Andreas. Generally, unsecured consumer loans and consumer loans secured by assets other than real estate in amounts less than $5,000 and $30,000, respectively, are approved by the reviewing loan officer. Loans in excess of these amounts generally require the additional approval of either one or two members of the Company's loan and appraisal review committee.

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

     The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At March 31, 1998, the maximum amount which the Company could lend to any one borrower and the borrower's related entities was approximately $3.6 million. At March 31, 1998, the principal balance of the largest amount outstanding to any one borrower, or group of related borrowers, was approximately $3.0 million.

      LOAN PORTFOLIO COMPOSITION. The following table shows the composition of the Company's loan portfolio (including loans held for sale) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                     March 31,
                              ------------------------------------------------------------------------------------------------------
                                      1998                1997                1996                 1995                 1994
                              -------------------- ------------------- ------------------- -------------------- --------------------
                                Amount    Percent   Amount    Percent   Amount    Percent    Amount    Percent    Amount    Percent
                              ---------  --------- --------- --------- --------- --------- ---------- --------- ---------- ---------
                                                                             (Dollars in Thousands)
Real Estate Loans:
------------------
 One- to four-family          $ 77,937    36.75%   $ 77,736    47.72%   $59,637    59.93%   $49,157     58.87%    $47,970     59.32%
 Multi-family                    9,024     4.25       3,241     1.99      4,565     4.59      4,522      5.42       6,889      8.52
 Commercial                      7,293     3.44       7,411     4.55      7,999     8.04      7,757      9.29       9,197     11.37
 Construction, development
  and land                      85,592    40.35      48,888    30.01      8,708     8.75      7,832      9.38       4,105      5.08
                              --------   ------    --------   ------    -------   ------    -------    ------     -------    ------
 Total real estate loans       179,846    84.79     137,276    84.27     80,909    81.31     69,268     82.96      68,161     84.29
                              --------   ------    --------   ------    -------   ------    -------    ------     -------    ------

Other Loans:
------------
 Consumer and Other Loans:
  Deposit account                4,141     1.95       3,191     1.96      2,718     2.73      2,571      3.08       2,838      3.51
  Automobile                    12,288     5.79      10,469     6.42     10,116    10.17      7,726      9.25       6,646      8.22
  Home improvement               5,225     2.46       5,304     3.26      4,240     4.26      3,253      3.90       2,813      3.48
  Other - secured                9,070     4.28       5,394     3.31        761     0.77        347      0.41         239       .30
  Other - unsecured              1,549     0.73       1,275     0.78        757     0.76        332      0.40         172       .20
                              --------   ------    --------   ------    -------   ------    -------    ------     -------    ------
 Total consumer and other
  loans                         32,273    15.21      25,633    15.73     18,592    18.69     14,229     17.04      12,708     15.71
                              --------   ------    --------   ------    -------   ------    -------    ------     -------    ------
 Total gross loans             212,119   100.00%    162,909   100.00%    99,501   100.00%    83,497    100.00%     80,869    100.00%
                                         ======               ======              ======               ======                ======

Less:
-----
 Loans in process               36,671               19,381               3,437               4,116                 1,629
 Deferred fees and discounts       874                  939                 930                 827                   451
 Allowance for losses            1,592                1,701               1,350               1,650                 1,712
                              --------             --------             -------             -------               -------
 Total loans receivable, net  $172,982             $140,888             $93,784             $76,904               $77,077
                              ========             ========             =======             =======               =======

     The following table shows the composition of the Company's loan portfolio (including loans held for sale) by fixed-and adjustable-rate categories at the dates indicated.



                                                                    March 31,
                                          --------------------------------------------------------------
                                                 1998                  1997                  1996
                                          -------------------- --------------------- -------------------
                                           Amount    Percent     Amount    Percent     Amount   Percent
                                          -------- ----------- --------- ----------- --------- ---------
                                                                 (Dollars in Thousands)
Fixed-Rate Loans:
-----------------
 Real estate:
One- to four-family                       $ 29,753     14.03%   $ 23,347     14.33%   $21,853     21.96%
  Multi-family                               8,470      3.99       2,671      1.64      4,464      4.49
  Commercial                                 4,209      1.99       4,963      3.05      5,652      5.68
  Construction, development and land        13,606      6.41       5,879      3.61      1,341      1.35
                                          --------    ------    --------    ------    -------    ------
     Total real estate loans                56,038     26.42      36,860     22.63     33,310     33.48
 Consumer and other                         31,948     15.06      25,250     15.50     18,523     18.62
                                          --------    ------    --------    ------    -------    ------
     Total fixed-rate loans                 87,986     41.48      62,110     38.13     51,833     52.10
                                          --------    ------    --------    ------    -------    ------

Adjustable-Rate Loans:
----------------------
 Real estate:
  One- to four-family                       48,184     22.72      54,389     33.39     37,784     37.97
  Multi-family                                 554      0.26         570      0.35        101      0.10
  Commercial                                 3,084      1.45       2,448      1.50      2,347      2.36
  Construction, development and land        71,986     33.94      43,009     26.40      7,367      7.40
                                          --------    ------    --------    ------    -------    ------
     Total real estate loans               123,808     58.37     100,416     61.64     47,599     47.83
 Consumer and other                            325      0.15         383       .23         69      0.07
                                          --------    ------    --------    ------    -------    ------
     Total adjustable-rate loans           124,133     58.52     100,799     61.87     47,668     47.90
                                          --------    ------    --------    ------    -------    ------
     Total gross loans                     212,119    100.00%    162,909    100.00%    99,501    100.00%
                                                      ======                ======               ======
Less:
-----
 Loans in process                           36,671                19,381                3,437
 Deferred fees and discounts                   874                   939                  930
 Allowance for loan losses                   1,592                 1,701                1,350
                                          --------              --------              -------
    Total loans receivable, net           $172,982              $140,888              $93,784
                                          ========              ========              =======

     The following schedule illustrates the maturities of the Company's loan portfolio at March 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                   Real Estate
                           ---------------------------------------------------------------
                                                       Other                                  Consumer
                            One- to Four-Family     Mortgage Loans         Construction       and Other               Total
                           -------------------- ---------------------- ------------------- -------------------- --------------------

                                      Weighted               Weighted             Weighted            Weighted             Weighted
                                       Average                Average              Average             Average              Average
                            Amount      Rate     Amount        Rate    Amount       Rate    Amount      Rate     Amount      Rate
                           -------- ----------- ---------- ----------- ---------- -------- --------- ---------- --------- ----------

                                (Dollars in Thousands)
Maturity:
---------
Zero to twelve months      $   403      8.89%    $ 2,964     9.42%    $71,750     9.41%   $ 5,398      8.98%    $ 80,515     9.38%
More than one year
 through three years           720      8.76       6,091     8.87         ---      ---      8,134     10.04       14,945     9.50
More than three years
 through five years          3,641      8.43       4,080     8.56         ---      ---     10,121      9.06       17,842     8.82
More than five years
 through ten years           9,676      8.54      14,632     8.49         ---      ---      3,307      8.29       27,615     8.49
More than ten years
 through twenty years       22,137      7.81       7,370     8.78         ---      ---         88     10.44       29,595     8.06
More than twenty years      41,360      7.51         247     9.00         ---      ---        ---                 41,607     7.52
                           -------               -------              -------     ----    -------               --------
     Total                 $77,937      7.79%    $35,384     8.71%    $71,750     9.41%   $27,048      9.26%    $212,119     8.68%
                           =======               =======              =======             =======               ========

     As of March 31, 1998, the total amount of loans due after March 31, 1999 which had fixed interest rates was $78.1 million while the total amount of loans due after such date which had floating or adjustable interest rates was $53.5 million.

     ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Company has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. The Association uses the table funding method to close a substantial portion of its single family loans. This method requires that, prior to the closing, the Association prepare and send checks along with any closing documents and instructions to the title company. Once the title company has all the required documents it arranges for the closing and, upon completion of the closing, returns the executed documents to the Association and disburses the checks to the appropriate parties. The closing normally occurs at the offices of the title company and the title company has sole discretion for the timing of the closing. At March 31, 1998, the Company's one-to four-family residential mortgage loans, excluding mortgage-backed securities, totaled $77.9 million, or 36.8% of the Company's loan portfolio before net items, substantially all of which are conventional loans secured by properties located in the Company's primary market area. At March 31, 1998, $6.6 million of these residential mortgage loans were held for sale and carried at the lower of cost or market.

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

     The Company's general loan policy is to limit residential mortgage loans to the FHLMC and FNMA maximum, currently $227,150. As of March 31, 1998, the Company had 52 residential mortgage loans with original balances in excess of $227,150 ("jumbo loans") having an aggregate balance of $15.4 million. The Company's delinquency experience on its jumbo residential loans has been similar to its experience on its other residential loans.

     The Company's residential mortgage loans have customarily included a due-on-sale clause giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Company has generally enforced due-on-sale clauses in its mortgage contracts for the purpose of increasing its loan portfolio yield. The yield increase is obtained through the authorization of assumptions of existing loans at higher rates of interest, assuming the current rates are higher than the existing note rate, and the imposition of assumption fees. ARM loans may be assumed provided home buyers meet the Company's underwriting standards and the applicable fees are paid.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. At March 31, 1998, the Company had $9.0 million and $7.3 million in multi-family and commercial real estate loans, respectively, representing 4.3% and 3.4%, respectively, of the Company's loan portfolio before net items. The Company's multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, retail stores and other properties located in the Company's primary market area. At March 31, 1998, most of the Company's multi-family and commercial real estate loan portfolio was seasoned. Since 1990, the Company had no significant originations of such loans for portfolio, except for loans to facilitate the sale of real estate owned secured by property located in the Company's market area.

     The Board of Directors revised the Company's loan policy in fiscal 1996 to permit the origination of new commercial real estate loans in individual amounts of up to $1.0 million with the approval of the Company's loan and appraisal review committee. Commercial real estate loans in excess of $1.0 million must be approved by the Board of Directors. During fiscal 1998, the Company originated 10 multi-family real estate loans totaling $33.3 million with an original principal balance in excess of $1.0 million. Any loan originated with an original principal balance in excess of the maximum amount that the Company could lend to one borrower was participated at least to the extent necessary to comply with federal regulations. Seven of these loans, with an aggregate original principal balance of $27.0 million, were sold during the period and the remaining three loans were held for sale at March 31, 1998.

     The Company also acts as a broker in the origination of multi-family and commercial real estate loans. During fiscal 1998, the Company brokered 12 multi-family real estate loans with an original principal balance of $43.7 million and 11 commercial real estate loans with an original principal balance of $37.6 million. The Company generally collects an origination fee in the amount of 1% of the original principal balance of brokered loans. However, the actual fees charged on each loan are negotiated on a case by case basis.

     The Company intends to originate a limited amount of multi-family and commercial real estate loans in the future for its loan portfolio, subject to regulatory restrictions; however, through Mitchell, the Company expects to originate a significant amount of multi-family loans for resale in the secondary market and may also broker loans to third party lenders. During fiscal 1998, Mitchell originated $30.0 million in multi-family loans. One of these loans, with an original principal balance of $75,000, was originated for portfolio. Multi-family and commercial real estate loans generally are originated in amounts up to 80% of the appraised value of the property securing the loan. Commercial and multi-family loans are made at both fixed and adjustable interest rates for terms of up to 25 years. Currently, the other terms of multi-family and commercial real estate loans are negotiated on a case-by-case basis.

     Appraisals on properties securing multi-family and commercial real estate loans originated by the Company are performed by either an independent appraiser or, subject to regulatory guidelines, the Company's staff appraiser. All appraisals on multi-family and commercial real estate loans are reviewed by the Company's management and staff appraiser. In addition, the Company's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for the multi-family and commercial real estate loans originated for portfolio.

     The Company's largest multi-family and commercial real estate loans at March 31, 1998 were $3 million and $1.1 million, respectively. At such date, the Company had three other large loans with a book value in excess of $1.0 million which had an aggregate principal balance of $4.5 million. Each of these loans was secured by multi-family residential properties. At March 31, 1998, these loans were current and not classified.

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

     CONSTRUCTION LENDING. The Company originates and purchases participations in loans to finance the construction of single-family residences. Many of these loans are made to individuals who will ultimately be the owner-occupier of the residence. Such loans are generally made with permanent financing on the constructed property to be provided by the Company, although that is not a requirement. Construction loans are generally made with up to a nine-month term on an adjustable-rate, interest-only basis. During fiscal 1997 and prior to the acquisition of Mitchell, the Company purchased $8.3 million of construction loans and participations in construction loans secured by single-family residential properties from Old Mitchell. The participations comply with Fort Bend's underwriting guidelines, including the loan draw procedures, and generally are reviewed prior to purchase on an individual basis. As of March 31, 1998, the Company had $123,000 of such loans outstanding.

     The Company's construction loan portfolio has increased substantially as a result of the purchases of Mitchell and, to a lesser extent, FirstBanc in fiscal 1997. As of March 31, 1998 and 1997, Mitchell had $44.2 million and $26.7 million, respectively, of such loans outstanding. FirstBanc initially contributed $12.2 million of construction loans to the Company's loan portfolio.

     At March 31, 1998, the Company had loans to finance the construction of single-family residences totaling $69.7 million, or 32.9% of the Company's loan portfolio before net items, of which approximately $64.4 million were loans to 61 different builders. The Company's policy is to generally limit loans to any builder to a maximum of $3.6 million. The Company generally limits the amount of speculative loans to any one builder to 50 percent of the total loan commitment. Of the Company's total construction loans at March 31, 1998, $5.4 million were to borrowers who represented that they intended to live in the
properties upon completion of construction.   Residential construction loans to
owner-occupants are generally underwritten using the same criteria as for one-to four-family residential loans. Loan proceeds are disbursed in increments as construction progresses and inspections warrant.

     At March 31, 1998, the Company had loans to finance the construction of multi-family and commercial real estate totaling $1.8 million and $233,000, respectively, representing 0.85% and 0.11%, respectively, of the Company's loan portfolio before net items. Multi-family and commercial construction loans are generally underwritten using the same criteria as for multi-family and commercial real estate loans. Loan proceeds are disbursed in increments as construction progresses and inspections warrant.

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

     LAND AND LAND DEVELOPMENT LENDING. The Company originates and purchases participations in loans to finance the acquisition and development of land. At March 31, 1998, the Company had $13.8 million in land and land development loans, representing 6.5% of the Company's loan portfolio before net items. Land and land development loans include loans on building lots and sites for the borrower's principal residence and loans on lots and sites intended for other development by the borrower. Land and development loans originated for commercial purposes totaled approximately $3.4 million at March 31, 1998. The remaining land and land development loans were lot loans primarily originated to acquire land for the borrower's principal residence.

     Land acquisition loans on building lots and sites for the borrower's principal residence generally are originated in amounts up to 90% of the appraised value of the property securing the loan. These loans are made at both fixed and adjustable interest rates for terms of up to 15 years. Land acquisition and development loans on building lots and sites for other than a borrower's principal residence are generally originated in amounts up to 80% of the appraised value of the property securing the loan. These land acquisition and development loans are made at both fixed and adjustable rates for terms of up to three and eight years, respectively. The Company intends to originate a limited amount of land and land development loans in the future for its loan portfolio for other than a borrower's principal residence, subject to regulatory restrictions.

     Appraisals on properties securing land and land development loans originated by the Company are performed by either an independent appraiser or, subject to regulatory guidelines, the Company's staff appraiser. All appraisals on land and land development loans are reviewed by the Company's management and staff appraiser. In addition, the Company's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, and references.

     The Company also maintains an escrow account for most of its loans secured by real estate in order to ensure that the borrower provides funds to cover property taxes in advance of the required payment. These accounts are analyzed annually to confirm that adequate funds are available. For loans which do not include an escrow requirement, an annual review of tax payments is performed by the Company in order to confirm payment.

     CONSUMER AND OTHER LENDING. Management considers consumer and other lending to be an important component of its strategic plan. These loans generally have shorter terms to maturity (thus reducing the Company's exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer and other loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At March 31, 1998, the Company's consumer and other loan portfolio totaled $32.3 million, or 15.2% of its loan portfolio before net items.

     The Company offers a variety of secured consumer loans, including home improvement loans, auto loans and loans secured by savings deposits. In addition to consumer loans made to individuals, the Company offers secured non-real estate commercial loans and lines of credit. The Company also offers a limited amount of unsecured loans. The Company currently originates all of its consumer and other non-real estate commercial loans in its market area. The Company's home improvement loans comprised approximately 16.2% of the Company's total consumer and other loan portfolio at March 31, 1998. These loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the appraised value of the property securing the loan. The term to maturity on such loans may be up to 15 years. Other consumer and commercial non-real estate loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The Company's consumer and other loans generally have fixed rates of interest. The Company does not currently originate any consumer loans on an indirect basis (i.e., where loan contracts are purchased from retailers of goods or services which have extended credit to their customers).

     The Company's commercial non-real estate loans totaled approximately $4.7 million, or 14.7% of the Company's total consumer and other loan portfolio at March 31, 1998. During fiscal 1998, the Company purchased a participation in one large commercial non-real estate loan with an original principal balance of $3.25 million. This purchase complied with the Company's underwriting guidelines and was reviewed prior to the purchase on an individual basis. This loan is secured by the assignment of fees payable to the borrower under certain utility contracts. This loan had a principal outstanding balance of $2.9 million at March 31, 1998. No other consumer and other loan had a principal balance in excess of $1.0 million at March 31, 1998.

     The underwriting standards employed by the Company for consumer and other loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer and other loans may entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured, or secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer and other loan portfolio generally has been low (at March 31, 1998, $405,000, or approximately 1.26% of the consumer and other loan portfolio, was

60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     MORTGAGE-BACKED SECURITIES. The Company has a substantial portfolio of mortgage-backed securities and utilizes the portfolio as collateral for borrowings when required to fund heavy loan demand. At March 31, 1998, mortgage-backed securities totaled $83.1 million, including $282,000 available for sale and carried at market value. At that date, mortgage-backed securities represented 26.2% of the Company's total assets. For information regarding the carrying and market values of the Company's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements contained in Part II, Item 7.

     Historically, most of the Company's mortgage-backed securities were long-term, fixed-rate federal agency securities. In recent years, the Company has purchased other types of mortgage-backed securities consistent with its asset/liability management and balance sheet objectives. In this regard, the Company emphasizes the purchase of adjustable-rate or short or intermediate term fixed-rate mortgage-backed securities for asset/liability management purposes and to supplement the Company's origination of ARM loans. At March 31, 1998, $45.6 million, or 54.9% of the Company's mortgage-backed securities carried adjustable rates of interest. The Company also has pooled fixed-rate loans in its existing loan portfolio to create mortgage-backed securities. At March 31, 1998, $7.1 million, or 8.5%, of the Company's mortgage-backed securities were secured by loans originated by the Company.

     The Company also has purchased adjustable-rate or short and intermediate term fixed-rate CMOs and real estate mortgage investment conduits ("REMICs") having estimated average lives of five years (ten years with respect to adjustable-rate CMOs and REMICs). CMOs and REMICs are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans. These securities are subjected to annual tests required by the Company's regulatory authority and applied to determine if any of the CMOs or REMICs are "high risk." At March 31, 1998, none of the Company's securities failed the annual test and none were considered "high risk." The CMOs and REMICs acquired by the Company are not interest-only, principal-only or residual interests. At March 31, 1998, the book value of these securities was $34.9 million.

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

     The following table sets forth the carrying values and contractual maturities of the Company's mortgage-backed securities held to maturity at March 31, 1998.

                                                       Due in
                       ----------------------------------------------------------------------  March 31, 1998
                       6 Months   6 Months     1 to     3 to 5   5 to 10   10 to 20   Over 20      Carrying
                       or Less    to 1 Year   3 Years   Years     Years     Years      Years        Value
                       --------   ---------   -------   ------   -------   --------   -------  --------------
                                                      (In Thousands)
AA- and AAA-
  Private Issue
  Securities           $    ---    $  ---     $ ---     $  ---   $   313    $   125   $ 2,352      $ 2,790

CMO's and REMIC's           ---       ---       487        988     9,652      8,917    14,885       34,929
FHLMC                       ---       481     1,046        689       998      3,575    10,352       17,141
FNMA                        ---       910     1,929        ---       ---      5,141    12,554       20,534
GNMA                        ---       ---       ---        ---       ---      2,015     5,406        7,421
                       --------    ------    ------     ------   -------    -------   -------      -------
     Total             $    ---    $1,391    $3,462     $1,677   $10,963    $19,773   $45,549      $82,815
                       ========    ======    ======     ======   =======    =======   =======      =======

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

     The Company purchased $1.5 million of land loans and $3.3 million of non-real estate commercial loans during fiscal 1998, and management may consider making additional purchases in the future depending upon market conditions. At March 31, 1998, the Company had no commitments to purchase or sell mortgage-backed securities from its held to maturity portfolio. At March 31, 1998, the Company had an option to sell $3.0 million of fixed rate mortgage-backed securities under its hedging program for loans available for sale. At that same date, the Company had loan commitments of approximately $13.9 million and forward commitments to sell loans of $8.9 million. At March 31, 1998, the Company had $12.9 million of loans held for sale.

     The Company generally sells its long-term, fixed-rate loan originations. When loans are sold, the Company generally retains the responsibility for servicing such loans. The Company had $898.9 million in loans serviced for others as of March 31, 1998, and $384,000 in loans serviced by others at that date.

     The following table sets forth the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.


                                                 Year Ended March 31,
                                           --------------------------------
                                             1998        1997        1996
                                           --------    --------    --------
                                                   (In Thousands)
Originations by type:
---------------------
Adjustable rate:
  Real estate   - one- to four-family      $139,702    $ 49,792    $16,552
                - multi-family                1,801         ---        102
                - commercial                  1,233         176      1,175
                - land                        1,611         ---        ---
                                           --------    --------    -------
         Total adjustable rate              144,347      49,968     17,829
                                           --------    --------    -------
Fixed rate:
  Real estate   - one- to four-family        67,888      20,309     14,925
                - multifamily                33,382       2,482        ---
                - commercial                    ---         720        640
                - land                        8,363       1,932        715
Non-real estate - consumer                   18,285      17,928     14,777
                - commercial                  1,907       1,596        652
                                           --------    --------    -------
         Total fixed-rate                   129,825      44,967     31,709
                                           --------    --------    -------

         Total loans originated             274,172      94,935     49,538
                                           --------    --------    -------

Purchases:
----------
Real estate - one- to four-family               ---      15,228     16,401
Real estate - land                            1,471         968        ---
Non-real estate commercial                    3,250         ---        ---
Mortgage-backed securities (excluding           ---         ---
       REMICs and CMOs)                         ---         ---      2,456
                                           --------    --------    -------
         Total purchased                      4,721      16,196     18,857
                                           --------    --------    -------

Sales and Repayments:
---------------------
Real estate:
  Sales/(1)/                                 99,360      27,272     14,116
  Principal repayments                      151,071      78,225     48,653
                                           --------    --------    -------
         Total reductions                   250,431     105,497     62,769
                                           --------    --------    -------

Increase due to Acquisition                     ---      37,612        ---
Decrease in other items, net                 (5,007)     (4,514)      (663)
                                           --------    --------    -------
         Net increase                      $ 23,455    $ 38,732    $ 4,963
                                           ========    ========    =======

_________________
(1) In 1997 and 1996, sales consisted primarily of one- to four-family residential loans. In 1998, due to the acquisition of Mitchell, loans sales also included multi-family loans.

ASSET QUALITY

     The Company's loans delinquent 60 days or more increased from .50% of total loans at March 31, 1997 to .55% at March 31, 1998. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent 16 days after the due date. If the delinquency is not cured within 30 days, contact with the borrower is made by phone or a letter is sent. Additional written and verbal contacts are made with the borrower between 35 and 70 days after the due date.

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

     DELINQUENT LOANS. The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at March 31, 1998

                                        Loans Delinquent For:
                         -------------------------------------------------------
                                                                                           Total Loans
                                60-89 Days              90 Days and Over             Delinquent 60 Days or More
                         --------------------------    -------------------------     ---------------------------
                                           Percent                       Percent                        Percent
                                           of Loan                       of Loan                        of Loan
                         Number   Amount   Category    Number   Amount   Category    Number   Amount    Category
                         ------   ------   --------    ------   ------   --------    ------   ------    --------
                                                         (Dollars in Thousands)
Real Estate:
 One- to four-family       11     $177       .23%         9      $340      .43%        20     $  517       .66%
 Construction,
  development and land      5      249       .29          7         3      .00         12        252       .29
Consumer and other         28      219       .68         35       186      .58         63        405      1.26
                           --     ----       ---         --      ----      ---         --     ------      ----

     Total                 44     $645       .30%        51      $529      .25%        95     $1,174       .55%
                           ==     ====       ===         ==      ====      ===         ==     ======      ====

     The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status after 90 days delinquency. Foreclosed assets include assets acquired in settlement of loans.

                                                             March 31,
                                          -----------------------------------------------
                                           1998      1997      1996      1995      1994
                                          -------   -------   -------   -------   -------
                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                     $  340    $   71    $  105    $   43    $  161
  Commercial real estate                     ---       268       592     1,626       210
  Construction, development and land           3       106       ---       ---       ---
  Consumer and other                         186        44        32        29        17
                                          ------    ------    ------    ------    ------
     Total                                   529       489       729     1,698       388
                                          ------    ------    ------    ------    ------

Troubled Debt Restructurings:
  Multi-family                               ---       ---     2,037     2,036     2,353
  Commercial real estate                     547       405       271       ---     1,437
                                          ------    ------    ------    ------    ------
     Total                                   547       405     2,308     2,036     3,790
                                          ------    ------    ------    ------    ------

Foreclosed assets:
  One- to four-family                         45       143       123        68        68
  Commercial real estate                     ---       180       ---       ---       ---
  Construction, development and land          34         8       ---       ---       ---
  Consumer and other                          18        27       ---       ---       ---
                                          ------    ------    ------    ------    ------
     Total                                    97       358       123        68        68
                                          ------    ------    ------    ------    ------

Total non-performing assets               $1,173    $1,252    $3,160    $3,802    $4,246
                                          ======    ======    ======    ======    ======
Total non-performing assets as a            0.37%     0.42%     1.29%     1.66%     2.00%
 percentage of total assets               ======    ======    ======    ======    ======


     For the year ended March 31, 1998 gross interest income which would have been recorded had the non-accruing loans and troubled-debt restructurings been current in accordance with their original terms amounted to $108,000. The amount that was included in interest income on such loans was $81,000 for the year ended March 31, 1998.

     NON-ACCRUING LOANS. As of March 31, 1998, the Company had $529,000 of non-accruing loans. Of this balance, $340,000 is secured by single family residential real estate. The remainder consisted of $186,000 in consumer loans, primarily secured by automobiles, and $3,000 in land loans. See "Management's Discussion and Analysis or Plan of Operation -- Asset Quality," filed as Part II, Item 6.

     TROUBLED DEBT RESTRUCTURINGS. As of March 31, 1998 the Association had two loans with a net book value of $547,000 classified as a troubled debt restructuring. These loans are secured by commercial properties located in Houston, Texas and Rosenberg, Texas. See "Management's Discussion and Analysis or Plan of Operation -- Asset Quality," contained in Part II, Item 6.

     FORECLOSED ASSETS. As of March 31, 1998, the Association had net book value of $97,000 in foreclosed assets, which consisted of one single-family residence, a 5% participation held by Mitchell in 33 residential lots and three repossessed automobiles. Three of the Mitchell residential lots are under contract for sale. Subsequent to March 31, 1998, the single-family residence
was sold at a price in excess of the net book value.   See "Management's
Discussion and Analysis or Plan of Operation -- Asset Quality," contained in
Part II, Item 6.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Classified assets of the Company at March 31, 1998 were as follows:

                                     March 31,
                                       1998
                                  --------------
                                  (In Thousands)
Substandard(1)                         $1,901
Doubtful                                  ---
Loss                                      ---
                                       ------
Total classified assets                 1,901
Special mention assets                    945
                                       ------
Total criticized assets(1)             $2,846
                                       ======

__________________
/(1)/  Includes foreclosed assets of $97,000.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review by management of all loans of which full collectibility may not be reasonably assured, considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analyses, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate loan allowance. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. The Company's quarterly asset classification review determines which loans to charge-off. At March 31, 1998, management believed the Company's allowance for loan losses of $1.6 million to be adequate.

     There are no agreements or understandings with the regulators to provide additions to the allowance for loan losses nor were additional loss provisions required as a result of their examination of the Association as of March 31, 1998. Recoveries on charge-offs are limited because the Company generally recognizes recoveries as a gain on the sale of foreclosed assets. Net gains on sales of foreclosed assets totaled $46,000, $212,000 and $80,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Gains on sale of foreclosed assets have generally been limited because the number of foreclosed assets sold has declined and because such sales were generally made at approximately carrying value, which approximated market value. Net loan charge-offs decreased from $708,000 in fiscal 1997 to $205,000 in fiscal 1998. The decrease in charge-offs in fiscal 1998 was attributable to a declining level of problem assets.

     The Company defines a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company uses the same criteria in placing a loan on nonaccrual status, exclusive of residential mortgage loans and consumer loans which are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. At March 31, 1998 and 1997, the Company had impaired loans totaling approximately $658,000 and $807,000, respectively, with $111,000 related allowance for loan losses at March 31, 1998 and no related allowance for loan losses at March 31, 1997. See Note 4 of the Notes to Consolidated Financial Statements contained in
Part II, Item 7.

     The following table sets forth an analysis of the Company's allowance for loan losses at the dates indicated.

                                                                          Year Ended March 31,
                                                           --------------------------------------------------
                                                             1998       1997      1996      1995       1994
                                                           --------   --------   -------   -------   --------
                                                           (Dollars in Thousands)
Balance at beginning of period                             $ 1,701    $ 1,350    $1,650    $1,712     $1,742

Charge-offs:
  One- to four-family                                           50        ---       ---       ---        ---
  Consumer                                                      93         22       ---         6        ---
  Commercial Real Estate                                        62        203       430       360         32
  Multi-family                                                ----        582       ---       ---        ---
                                                           -------    -------    ------    ------     ------
     Total                                                     205        807       430       366         32
                                                           -------    -------    ------    ------     ------
Recoveries:
  One- to four-family/1/                                       ---        ---       ---        45        ---
  Consumer                                                     ---         99       ---         1        ---
  Commercial Real Estate                                       ---        ---         3       ---        ---
  Multi-family                                                 ---        ---         4       ---        ---
                                                           -------    -------    ------    ------     ------
     Net charge-offs                                           205        708       423       320         32
Additions charged to operations                                 96        324       123       258          2
Addition due to acquisitions                                   ---        735       ---       ---        ---
                                                           -------    -------    ------    ------     ------
Balance at end of period                                   $ 1,592    $ 1,701    $1,350    $1,650     $1,712
                                                           =======    =======    ======    ======     ======

Ratio of net charge-offs during the period to average
 loans, excluding mortgage-backed securities,
 outstanding during the period                                0.13%      0.60%     0.49%     0.42%      0.04%
                                                           =======    =======    ======    ======     ======

Allowance for loan losses to non-performing loans, at
 the end of the period                                      148.06%    190.20%    44.46%    44.17%     40.98%
                                                           =======    =======    ======    ======     ======

Allowance for loan losses to total loans, excluding
 loans held for sale at end of period                         0.99%      1.22%     1.43%     2.10%      2.21%
                                                           =======    =======    ======    ======     ======

_____________________
/1/ The Company generally recognizes recoveries as gains on the sale of foreclosed assets.

     The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

                                                                    Year Ended March 31,
                          -----------------------------------------------------------------------------------------------------
                               1998                  1997                1996                 1995                  1994
                          ------------------ -------------------- -------------------- --------------------- ------------------
                                   Percent             Percent               Percent               Percent              Percent
                                   of Loans            of Loans              of Loans              of Loans             of Loans
                                   in Each             in Each               in Each               in Each              in Each
                                   Category            Category              Category              Category             Category
                                   to Total            to Total              to Total              to Total             to Total
                          Amount    Loans     Amount    Loans     Amount      Loans     Amount      Loans     Amount     Loans
                          ------   --------   ------   --------   -------   ---------   -------   ---------   ------   ---------
                                                                   (Dollars in Thousands)
One- to four-family       $  291    36.75%    $  ---      47.72%    $   20      59.93%    $   42      58.87%   $   37      59.32%
Multi-family                 153     4.25        102       1.99        504       4.59        653       5.42       754       8.52
Commercial                   434     3.44        184       4.55        769       8.04        899       9.29       859      11.37
Construction, develop-
  ment and land              374    40.35      1,264      30.01        ---       8.75        ---       9.38       ---       5.08
Consumer                     340    15.21        151      15.73         57      18.69         56      17.04        62      15.71
                          ------   ------     ------     ------     ------     ------     ------     ------    ------     ------
     Total                $1,592   100.00%    $1,701     100.00%    $1,350     100.00%    $1,650     100.00%   $1,712     100.00%
                          ======   ======     ======     ======     ======     ======     ======     ======    ======     ======


INVESTMENT ACTIVITIES

     Fort Bend must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained. At March 31, 1998, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 12.24%.

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

     At March 31, 1998, the Company's interest-bearing deposits with banks totaled $20.8 million, or 6.6% of total assets, and its investment securities totaled $12.2 million, or 3.9% of total assets. As of such date, the Company also had a $1.5 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Dallas. At March 31, 1998, the average term to maturity or repricing of the investment securities portfolio was 0.61 years.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                   March 31,
                                      ----------------------------------------------------------------
                                               1998                   1997                 1996
                                      ----------------------------------------------------------------
                                       Carrying     % of      Carrying     % of     Carrying    % of
                                        Value       Total      Value       Total     Value      Total
                                      ----------   -------   ----------   -------   --------   -------
                                                            (Dollars in Thousands)
AVAILABLE FOR SALE:
Investment Securities:
 U.S. government securities           $   499    16.85%      $   490      17.44%    $   491    18.29%
 Equity securities                      2,463    83.15         2,320      82.56       2,194    81.71
                                      -------   ------       -------     ------     -------   ------
                                      $ 2,962   100.00%      $ 2,810     100.00%    $ 2,685   100.00%
                                      =======   ======       =======     ======     =======   ======

HELD TO MATURITY:
Investment Securities:
 U.S. government securities           $   999     3.17%      $   999       3.62%    $   997     4.08%
 Federal agency obligations             8,245    26.14        10,236      37.10       8,237    33.71
                                      -------   ------       -------     ------     -------   ------
   Total investment securities          9,244    29.31        11,235      40.72       9,234    37.79

FHLB stock                              1,509     4.79         1,933       7.01       1,460     5.97
                                      -------   ------       -------     ------     -------   ------
   Total investment securities
    and FHLB stock                     10,753    34.10        13,168      47.73      10,694    43.76
                                     --------   ------       -------     ------     -------   ------

 Average remaining life of
  investment securities/(1)/         1.31 years             2.05 years              3.02 years

Other Interest-Earning Assets:
 Interest-bearing deposits
  with banks                           20,784    65.90        14,421      52.27      13,742    56.24
                                      -------   ------       -------     ------     -------   ------
   Total                              $31,537   100.00%      $27,589     100.00%    $24,436   100.00%
                                      =======   ======       =======     ======     =======   ======

 Average remaining life or term
  to repricing of investment
  securities and other interest-
  earning assets excluding
  FHLB stock/(1)/                     0.61 years            0.79 years              1.02 years

 _________________________
/(1)/ The average remaining lives of securities with "call" features are calculated using the date of maturity.

     The composition and maturities of the investment securities portfolio, excluding FHLB of Dallas stock and equity securities, are indicated in the following table.


                                                   March 31, 1998
                                -----------------------------------------------------
                                 Less Than      1 to 5        5 to 10        Over            Total Investment
                                  1 Year         Years         Years       10 Years             Securities
                                -----------   -----------   -----------   -----------   --------------------------
                                Book Value    Book Value    Book Value    Book Value    Book Value    Market Value
                                -----------   -----------   -----------   -----------   -----------   ------------
                                                            (Dollars in Thousands)
AVAILABLE FOR SALE:
U.S. government securities          $  500    $      ---    $      ---    $      ---        $  500          $  499
Equity securities                    2,451           ---           ---           ---         2,451           2,463
                                    ------    ----------    ----------    ----------        ------          ------
     Total                          $2,951    $      ---    $      ---    $      ---        $2,951          $2,962
                                    ======    ==========    ==========    ==========        ======          ======
Weighted average yield                5.69%          ---%          ---%          ---%         5.69%

HELD TO MATURITY:
U.S. government securities          $  999    $     ---     $     ---     $     ---         $  999          $1,007
Federal agency obligations           3,996         2,249         2,000           ---         8,245           7,976
                                    ------    ----------    ----------    ----------        ------          ------
     Total                          $4,995        $2,249        $2,000    $     ---         $9,244          $8,983
                                    ======    ==========    ==========    ==========        ======          ======

Weighted average yield                5.88%         5.19%         3.54%          ---%         5.20%


     The Company's investment securities portfolio at March 31, 1998 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's retained earnings, excluding securities issued by the United States government, or its agencies. The Company's investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Company's Investment Committee.

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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. During the fiscal year ended March 31, 1998, total deposits increased by $18.8 million. The Company manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives.

     Based on its experience, the Company believes that its passbook, statement savings, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                               Year Ended March 31,
                                        ------------------------------------------------------------------
                                                 1998                   1997                 1996
                                        ------------------------------------------------------------------
                                                    Percent                Percent                Percent
                                         Amount    of Total     Amount    of Total     Amount    of Total
                                        --------   ---------   --------   ---------   --------   ---------
                                                               (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------

Passbook and Statement Savings
  Accounts                              $ 23,034       8.56%   $ 22,806       9.11%   $ 21,045      10.32%
NOW Accounts                              50,207      18.67      38,774      15.50      20,076       9.85
Money Market Accounts                     23,423       8.71      24,000       9.59      17,426       8.55
                                        --------     ------    --------     ------    --------     ------

Total Non-Certificates                    96,664      35.94      85,580      34.20      58,547      28.72
                                        --------     ------    --------     ------    --------     ------

Certificates:
-------------

 0.00 -  2.99%                               448       0.16         587       0.24         642       0.31
 3.00 -  4.99%                            21,805       8.11      25,424      10.16      37,079      18.18
 5.00 -  6.99%                           143,171      53.22     131,622      52.60      99,150      48.62
 7.00 -  8.99%                             6,900       2.57       7,005       2.80       8,496       4.17
 9.00 - 10.99%                                 3        ---         ---        ---         ---        ---
                                        --------     ------    --------     ------    --------     ------

Total Certificates                       172,327      64.06     164,638      65.80     145,367      71.28
                                        --------     ------    --------     ------    --------     ------
Total Deposits                          $268,991     100.00%   $250,218     100.00%   $203,914     100.00%
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

                             Year Ended March 31,
                       ---------------------------------
                         1998        1997        1996
                       ---------   ---------   ---------
                           (Dollars in Thousands)

Opening balance        $250,218    $203,914    $194,467
Acquired deposits           ---      26,767         ---
Deposits                947,116     443,163     230,208
Withdrawals             938,452     431,945     228,424
Interest credited        10,109       8,319       7,663
                       --------    --------    --------

Ending balance         $268,991    $250,218    $203,914
                       ========    ========    ========

Net increase           $ 18,773    $ 46,304    $  9,447
                       ========    ========    ========

Percent increase           7.50%      22.71%       4.86%
                       ========    ========    ========


     The following table shows rate and maturity information for the Company's certificates of deposit as of March 31, 1998.

                                    0.00-      3.00-       5.00-     7.00-     9.00-               Percent
                                    2.99%      4.99%       6.99%     8.99%    10.99%    Total     of Total
                                   -----     ------     -------     -----     ------    -------   --------
                                                            (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
-----------------------------

June 30, 1998                      $  162    $ 8,489    $ 25,124    $  ---    $  ---    $ 33,775      19.60%
September 30, 1998                      3     11,621      22,852        43       ---      34,519      20.03
December 31, 1998                       1        797      19,639        13       ---      20,450      11.87
March 31, 1999                         13        635      11,930       ---       ---      12,578       7.30
June 30, 1999                          --        248      15,246         8       ---      15,502       9.00
September 30, 1999                      4         15      17,341       ---         3      17,363      10.08
December 31, 1999                      50        ---       3,606        70       ---       3,726       2.16
March 31, 2000                         53        ---       2,790     6,576       ---       9,419       5.47
June 30, 2000                           3        ---       4,522       109       ---       4,634       2.69
September 30, 2000                    ---        ---       2,886       ---       ---       2,886       1.67
December 31, 2000                       6        ---       1,606       ---       ---       1,612       0.93
March 31, 2001                         98        ---       1,318       ---       ---       1,416       0.82
Thereafter                             55        ---      14,311        81       ---      14,447       8.38
                                   ------    -------    --------    ------    ------    --------     ------

   Total                           $  448    $21,805    $143,171    $6,900    $    3    $172,327     100.00%
                                   ======    =======    ========    ======    ======    ========     ======

   Percent of total                  0.26%     12.65%      83.08%     4.01%     0.00%
                                   ======    =======    ========    ======    ======

     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of March 31, 1998.


                                                  Maturity
                                  ---------------------------------------
                                              Over      Over
                                  3 Months   3 to 6    6 to 12     Over
                                  or Less    Months    Months    12 months    Total
                                  --------   ------    -------   ---------    -----
                                            (Dollars in Thousands)
Certificates of deposit less
 than $100,000                     $28,869   $30,138   $28,405     $60,260   $147,672

Certificates of deposit of
 $100,000 or more                    4,822     4,367     4,408      10,735     24,332

Public funds/(1)/                       84        14       215          10        323
                                   -------   -------   -------     -------   --------

Total certificates of
 deposit and public funds          $33,775   $34,519   $33,028     $71,005   $172,327
                                   =======   =======   =======     =======   ========

_______________
/(1)/  Certificates of deposit from governmental and other public entities.

     From time to time the Company has had varying amounts of public funds. The largest amount of public funds held by the Company since 1990 was $418,000. The Company is required to pledge collateral against such funds equal to 110% of such funds. For additional information regarding the composition of the Company's deposits, see Note 7 of the Notes to Consolidated Financial Statements contained in Part II, Item 7.

     BORROWINGS. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when there is a net outflow of deposits, when advances are a less costly source of funds or when funds from advances can be invested at a positive spread. In addition, the Company has relied upon selected borrowings for short-term liquidity needs.

     The Company may obtain advances from the FHLB of Dallas upon the security of its capital stock of the FHLB of Dallas and certain of its mortgage loans, investment securities and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At March 31, 1998, the Company had $3.9 million in FHLB borrowings outstanding and the ability to borrow up to an additional $149 million.

     In December 1995, the Company issued $12.1 million of 8% Convertible Subordinated Debentures due December 1, 2005 (the "Debentures"). The Debentures are redeemable, in whole or in part, as of December 1, 1998, are convertible at any time prior to maturity, unless previously redeemed, into Common Stock of the Company at a conversion rate of 92.592 shares of Common Stock for each $1,000 principal amount of Debentures (subject to adjustment in certain events), have no sinking fund and are unsecured general obligations of the Company. The Company used the net proceeds for general corporate purposes. As of March 31, 1998, $695,000 in Debentures had been converted into 64,334 shares of the Company's Common Stock. See Note 8 of the Notes to Consolidated Financial Statements contained in Part II, Item 7.

     The following table sets forth the maximum month-end balance and average daily balance of FHLB advances, Debentures and other borrowings for the periods indicated.



                               Year Ended March 31,
                            ---------------------------
                             1998      1997      1996
                            -------   -------   -------
                                  (In Thousands)
Maximum Balance:
----------------
  FHLB advances             $ 8,407   $13,928   $11,500
  Debentures                 12,080    12,100    12,100
  Other borrowings              307       395       483

Average Daily Balance:
----------------------
  FHLB advances             $ 4,027   $ 4,974   $ 5,873
  Debentures                 11,996    12,097     3,879
  Other borrowings              214       351       440

     The following table sets forth certain information as to the Company's FHLB advances, Debentures and other borrowings at the dates indicated.

                                                 March 31,
                                       ------------------------------
                                         1998       1997       1996
                                       --------   --------   --------
                                              (In Thousands)

FHLB advances                          $ 3,867    $ 3,920    $ 3,969
Debentures                              11,405     12,080     12,100
Other borrowings                           118        307        395
                                       -------    -------    -------

     Total borrowings                  $15,390    $16,307    $16,464
                                       =======    =======    =======

Weighted average interest rate
 of FHLB advances, Debentures and
 other borrowings                         7.96%      7.87%      7.54%



SUBSIDIARY AND OTHER ACTIVITIES

     As a federally chartered savings and loan association, Fort Bend is permitted by OTS regulations to invest up to 2% of its assets, or $6.3 million at March 31, 1998, in the stock of, or in unsecured loans to, service corporation subsidiaries. As of such date, the net book value of Fort Bend's investment in and unsecured loans to its service corporations was $263,000. Fort Bend may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

     One of Fort Bend's active wholly owned subsidiaries, Fairview, Inc. ("Fairview"), is engaged in the sale of developed lots, lending, and providing appraisal and other real estate related services. Fairview has developed Cambridge Village, a single-family residential development located in Rosenberg, Texas, consisting of 235 developed residential lots and eight acres of additional land. At March 31, 1998, only one residential lot remained unsold. At March 31, 1998, Fort Bend's investment in Fairview was $263,000, of which $10,000 was classified as substandard due to the slower than expected sale of the remaining property.

     Fairview recognized net income of $48,000, $155,000 and $48,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. As required by federal law, the Association has been deducting its investment in Fairview from capital, over a six-year period beginning July 1, 1990, for purposes of determining the Association's capital requirements. See "- Regulation - Regulatory Capital Requirements."

     Beginning in the third quarter of fiscal 1996, the Company, through Fairview, began to offer its customers and members of the general public various financial services in the form of mutual funds, annuity and brokerage services through a third-party registered broker-dealer.

     The Association also leases space in its Rosenberg branch to an insurance agency and provides financial and related services to the agency. The Association primarily provides accounting, administrative and other ministerial support to the insurance agency. Revenues received from such services totaled $197,000, $358,000 and $78,000 for the years ended March 31, 1998, 1997 and
1996, respectively.

     As noted elsewhere in this Report, on January 2, 1997, the Association acquired a 51% interest in Mitchell Mortgage Company, L.L.C., which is engaged in the mortgage banking business. See "-- Acquisitions--Mitchell Mortgage." Mitchell was formed for the purpose of engaging in the mortgage banking business, including the origination and servicing of single family purchase loans, single family construction loans and commercial and multi-family real estate loans. Mitchell Mortgage Company had a loan servicing portfolio of approximately $588 million and a loan portfolio of approximately $44.5 million as of March 31, 1998.


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

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

     The OTS has extensive authority over the operations of savings associations. As part of this authority, Fort Bend is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Association were as of March 31, 1998 and January 31, 1992, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets. The Association's OTS assessment for the fiscal year ended March 31, 1998 was $77,000.

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

     The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1998, the Association's lending limit under this restriction was $3.6 million. The Association is in compliance with its loans-
to-one-borrower limitation.   See "Business  -  Lending Activities."

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

     In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation enacted on September 30, 1996. The Association's special assessment, which was $1.5 million, was paid in November 1996, and included in federal deposit insurance expense for the fiscal year ended March 31, 1997. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation
(FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to
1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At March 31, 1998, the Association had tangible capital of $22.9 million, or 7.32% of adjusted total assets, which was approximately $18.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1998, the Association had intangible assets in the form of $1.3 million of goodwill which were subject to these tests.

     At March 31, 1998, the Association had core capital equal to $22.9 million, or 7.32% of adjusted total assets, which was $10.4 million above the minimum leverage ratio requirement of 4.0% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 1998, the Association had no capital instruments that qualify as supplementary capital and $1.4 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Association had $263,000 of investments in and advances to nonincludable subsidiaries and $760,000 of excess qualifying purchased or originated mortgage loan servicing which were excluded from capital and assets for the purpose of calculating total capital at March 31, 1998.

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

     At March 31, 1998, Fort Bend had total capital of $24.3 million (including $22.9 million in core capital and $1.4 million in qualifying supplementary capital) and risk-weighted assets of $171.2 million; or total capital of 14.2% of risk-weighted assets. This amount was $10.6 million above the 8% requirement in effect on that date.

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

LIQUIDITY

     All savings associations, including Fort Bend, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

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

QUALIFIED THRIFT LENDER TEST

     All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. As March 31, 1998, the Association met the test and has always met the test since its effectiveness.

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

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was last examined for CRA compliance in March 31, 1998 and received a rating of satisfactory.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1998, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

     As a member of the FHLB of Dallas, the Association is required to purchase and maintain stock in the FHLB of Dallas. At March 31, 1998, the Association had $1.5 million in FHLB stock, which was in compliance with this requirement. Fort Bend has received dividends on its FHLB stock, which have averaged 5.28% over the past five calendar years and were 5.94% for calendar year 1997.

     For the fiscal year ended March 31, 1998, stock dividends paid by the FHLB of Dallas to the Association totaled $88,000, which constitutes a $16,000 decrease from the amount of dividends received in fiscal year 1997. The $22,000 dividend received for the quarter ended March 31, 1998 reflects an annualized rate of 6.0%, or .06% above the rate for calendar 1997.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Prior to the enactment of legislation in August 1996 (discussed below), savings associations such as the Association that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) is computed under the experience method.

     In August 1996, legislation was enacted that repealed the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1997, for institutions which met certain residential lending requirements. The management of the Association does not believe that the legislation will have a material impact on the Association.

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

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1998, the Association's Excess for tax purposes totaled approximately $1.5 million. Under present law should the Association cease to be a savings institution, the Company would be required to recapture the Association's bad debt reserves in its Excess.

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

COMPETITION

     Fort Bend faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from mortgage bankers, other savings institutions, commercial banks and credit unions located in the Association's market areas. Other commercial banks, savings institutions, and credit unions provide vigorous competition in consumer lending.

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

EMPLOYEES

     At March 31, 1998, the Company and its subsidiaries had a total of 175 employees, including 29 part-time employees. Such employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following is a description of the Company's and the Association's executive officers who were not also directors as of March 31, 1998.

     Larry J. Dobrava. Mr. Dobrava, age 58, is the Senior Vice President of the Association in charge of loan operations. His primary responsibilities include overall administration of the Association's lending operations, including real estate, construction, consumer and commercial lending. Mr. Dobrava joined the Association in 1966 and served in several capacities in the Association's lending department prior to being promoted to his present position in 1981.

     David D. Rinehart. Mr. Rinehart, age 56, joined the Association in 1988 as Senior Vice President and Chief Financial Officer. Mr. Rinehart is primarily responsible for planning and directing the Association's accounting, savings and investment functions. He is also responsible for the overall administration of branch operations, internal audit/compliance and data processing of the Association. The Board of Directors of the Company elected Mr. Rinehart Senior Vice President and Chief Financial Officer of the Company in 1993 and Executive Vice President in 1996.

     Sandra C. Samford. Ms. Samford, age 48, has been Vice President in charge of corporate planning and investor relations and the Association's Corporate Secretary since 1988. In this capacity, she is responsible for planning and coordinating the Association's management information system. Ms. Samford has been employed by the Association since 1970. The Board of Directors of the Company elected Ms. Samford Vice President and Secretary of the Company in 1993.

ITEM 2.   DESCRIPTION OF PROPERTY

     The following table sets forth information relating to each of the Association's current offices. The total net book value of the Association's premises and equipment at March 31, 1998 was $4.7 million.

                                 Date       Net Book Value      Branch
Location                       Acquired    at March 31, 1998   Deposits
------------------------------------------------------------------------
                                                  (In Thousands)
Main Office:

3400 Avenue H                      1965               $2,945   $172,810
Rosenberg, Texas

Branch Offices:

3328 School Street                 1994                  364     34,474
Needville, Texas

10881 Bissonnet                      (1)                  26     13,391
Houston, Texas

9212 Highway 60                    1995                  335     15,821
East Bernard, Texas

919 Avenue C                         (2)                  87      8,028
Katy, Texas

5819 Highway 6, Suite 100            (3)                 555     24,467
Missouri City, Texas

Mitchell Office:

10077 Grogan's Mill Road             (4)                 426        ---
Suite 300
The Woodlands, Texas

___________________
(1)  This location is leased through March 1999.
(2)  This location is leased through February 1999.
(3)  This location is leased through June 2001.
(4)  This location is leased through July 1999.

     The Association maintains depositor and borrower customer files on an on-line basis with Fiserv Financial Systems Inc., Beaumont, Texas and Excelis, Inc., Dallas, Texas. The net book value of the data processing and computer equipment utilized by the Association at March 31, 1998 was approximately $645,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICE INFORMATION

Fort Bend Holding Corp.'s common stock is listed on the Nasdaq National Market under the symbol "FBHC". As of June 12, 1998, the Company had approximately 1,779,411 shares of common stock outstanding and 515 shareholders of record. The number of shareholders of record does not reflect shares held in nominee or "street" name.

The table below shows the reported high and low price range of the common stock during the fiscal year ended March 31, 1998. The stock was phased into the NASDAQ National Market on October 16, 1996, which reports the high and low price range. The stock began trading on June 30, 1993.

                              1998                         1997
                    -------------------------------------------------------
                     High     Low     Dividends   High     Low    Dividends
                    ------   ------   ---------   -----   -----   ---------
First Quarter       15 1/4   11 7/8      $0.035   9 1/4   8 3/4      $0.035
Second Quarter      20 1/8   14 3/4      $0.050   9 3/4   8 3/8      $0.035
Third Quarter       24 1/4   19          $0.100   13      9 3/8      $0.035
Fourth Quarter      30 3/4   20 1/2      $0.100   12 3/8  11         $0.035

     In addition, listed below are the Company's dividends on common stock payout ratio for the years indicated:


                                   Year Ended March 31,
                           -------------------------------------
                              1998         1997         1996
                           -----------   ---------   -----------

Dividends Paid             $  475,703    $229,457    $  237,298
Net Income                 $2,018,017    $774,773    $1,687,036
Dividend Payout Ratio           23.57%      29.62%        14.07%


ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL

The Holding Corp. was incorporated under the laws of the State of Delaware to become a savings and loan holding company with Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association") as its subsidiary. The Holding Corp. was incorporated at the direction of the Board of Directors of the Association, and on June 30, 1993 acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "Conversion"). Prior to the Conversion, the Holding Corp. did not engage in any material operations and, at March 31, 1998, had no significant assets or liabilities other than the investment in the capital stock of the Association, investment securities, deferred charges from the subordinated debt issue, cash and cash equivalents and the subordinated debentures. However, during the fiscal year, the Holding Corp. did participate in multi-family loans originated by Mitchell Mortgage Company, L.L.C. ("Mitchell") for sale to the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. It is anticipated that this will continue in fiscal year 1999. In January, 1997 the Association acquired, and has consolidated in its financial statements, a 51% interest in Mitchell. Unless the context otherwise requires, all references herein to the Holding Corp. include the Holding Corp. and the Association on a consolidated basis.

The Association is principally engaged in the business of attracting retail deposits from the general public and investing those funds in first mortgage loans on owner occupied, single-family residences, mortgage-backed securities and investment securities. The Association originates residential construction loans, land acquisition and development loans and commercial real estate loans. The Association also originates commercial loans and consumer loans, including
loans for the purchase of automobiles and home improvement loans.   Mitchell
engages in similar lending activities with an emphasis on construction and multi-family lending and loan servicing.

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

In November 1997, home equity lending was approved in Texas. Since January 1998, the Association has been lending on the equity in homesteads in Texas through a home equity lending program and, at March 31, 1998, principal outstanding on home equity loans was approximately $2.2 million.

Since conversion to stock form, in order to meet the financial services needs of the communities it serves, the Association's intention has been to grow in a reasonable, prudent manner and has included expansion of the branch network and the acquisition of other financial institutions and related companies operating generally within a 100 mile radius of Rosenberg, Texas. As a part of this growth, the Association has increased the portfolio allocation of single family construction lending, including the origination of speculative loans to qualified builders, commercial real estate lending and consumer lending. Residential construction loans to owner-occupants are generally underwritten using the same criteria as for one- to four-family residential loans. Loan proceeds are disbursed in increments as construction progresses and inspections warrant. Two additional branch offices, in Katy, Texas and Missouri City, Texas, were added during fiscal 1997. Management believes that this has resulted in the expansion of the Association's core deposit base and lending activities. In addition, a new branch in The Woodlands, Texas has been approved by the Office of Thrift Supervision. The branch facility initially will be located in the offices of Mitchell and is expected to open in the early part of fiscal 1999.

Continued growth of the Association may be financed by either increasing the deposit portfolio or from borrowed funds. The acquisition of branches from other financial institutions in the Association's geographic area is one other possible source. In addition, the use of borrowed funds to purchase short duration, mortgage-backed securities or single family mortgage loans may be considered to add to the Association's portfolio.

Loan servicing has been one of the stable income providers for the Association and will continue to be expanded, to the extent possible, through the retention of servicing for loans originated and sold into the secondary market, as well as through the purchase of mortgage servicing rights, to the extent deemed appropriate (and subject to market conditions at the time). At March 31, 1998, the Association serviced approximately $311 million of loans for others and Mitchell serviced approximately $588 million of loans for others for a total of $899 million of loans serviced for others. Management believes purchases of loan servicing rights may allow the Holding Corp. to take advantage of some economies of scale related to servicing.

The Holding Corp.'s strategic plan will continue to be reviewed quarterly for progress by the Board of Directors. The Board will modify the plan as deemed appropriate to reflect the operational environment of the Association and the best interest of shareholders.

Interest rates decreased slightly during the fiscal year ended March 31, 1998. The impact of this change was a higher volume of permanent single family lending activity, resulting in an increase in net gain on sale of loans and an increase to loans receivable, net. In a declining rate environment, prices for loans sold in the secondary market normally increase and generally create a gain when the loans are sold. In addition, the Association has been able to generate new sources of single family construction lending, consumer lending, and commercial real estate lending to compliment the volume of permanent single family lending.

It is difficult to determine the exact impact of declining interest rates on the net interest margin. Prepayment tendencies on loans and mortgage-backed securities may vary from historical experience and depositors' preference for various deposit products and maturities may also vary. The Association's favorable liquidity position of 12.24% allows some flexibility in adjusting to cash flow requirements brought on by interest rate changes. The Association's one year interest-rate sensitivity gap was a positive 17.57% of total assets at March 31, 1998. A positive gap indicates there are more interest-earning assets repricing during a stated period than interest-bearing liabilities. This suggests that in a declining rate environment the net interest margin would decrease and in a rising rate environment the margin would increase. See "Interest Rate Risk Management".

At March 31, 1998, the Holding Corp. had unrealized gains and losses in its investment securities and mortgage-backed securities portfolio which are being held to maturity. The Holding Corp. has both the intent and ability to hold these securities until maturity. In addition, management believes the Holding Corp. will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. As such, the Holding Corp. believes that these unrealized losses will not ultimately be realized and, therefore, should not be recognized in the financial statements since such losses are not other than temporary.

Most of the Association's mortgage-backed securities are agency securities and are either guaranteed by the full faith and credit of the United States Government (GNMA) or are insured by a Government Sponsored Enterprise (FNMA & FHLMC). In addition, the Association holds some private issue mortgage-backed securities which consist of the "A" piece of "A-B" structured securities, where the "B" piece is subordinate to the "A" piece, and which have been rated one of the two highest categories by one or more of the rating agencies. These securities have pool insurance and/or reserve funds in addition to the subordination of the "B" piece. Collateral for these securities is mortgage whole loans. None of these securities are considered "high risk" as defined by the Office of Thrift Supervision ("OTS") and none have failed to pass the Federal Financial Institution Examination Council ("FFIEC") mandatory test for
"high risk" securities.   The Association does not invest in such "high risk"
securities.

Management of the investment portfolio is not designed to be the primary source of funds for the Holding Corp.'s operations. Rather, it is viewed as a use of funds generated by the Holding Corp. to be invested in interest-earning assets to be held to maturity or available for sale. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities vary depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over all cash flow needs of the Holding Corp. since the Association has the ability to borrow funds from the Federal Home Loan Bank of Dallas. Currently, the Association has the ability to borrow up to an additional $149 million if cash flow requirements cannot be met by attracting deposits from its customer base (its primary source of funds), or from repayment of loans and other sources. See "Liquidity and Capital Resources".

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

The Holding Corp. outsources its primary data processing functions. To date, the Holding Corp. has solicited confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the Year 2000. The Holding Corp. has established a management committee to identify all of its functions potentially affected by the Year 2000 and to ensure that re-programming and testing of the affected systems will be substantially completed by December 31, 1998, thus allowing adequate time for implementation. Management believes that, with modifications to existing hardware and software and conversions to new software, the Year 2000 issue will not pose a significant operational problem for the Holding Corp. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could "reinfect" the Holding Corp.'s computer systems. The Holding Corp. could be adversely affected by the Year 2000 issue if it or unrelated parties fail to successfully address this issue. It is currently estimated that the Holding Corp. will spend approximately $100,000 on the Year 2000 issue.

RESULTS OF OPERATIONS


COMPARISON OF FISCAL YEARS ENDED
MARCH 31, 1998 AND 1997

Net income for the fiscal year ended March 31, 1998 was $2,018,000, or $1.21 per common share, compared to $775,000, or $0.47 per common share, for fiscal 1997. Earnings per common share - assuming dilution were $0.94 and $0.46 for the fiscal year ended March 31, 1998 and 1997, respectively. The significant earnings increase for fiscal 1998 as compared to fiscal 1997 is partially attributable to the special assessment of $1,493,000 recorded by the Company on September 30, 1996 as a result of the Economic Growth and Regulatory Paperwork Reduction Act.

Also contributing to increased earnings for the fiscal year have been the results of the Association's single family construction lending, consumer lending, loan servicing, and the activity of the Association's subsidiary, Mitchell.

NET INTEREST INCOME.   Net interest income before provision for loan losses
increased $2.0 million to $9.4 million for the fiscal year 1998 compared to $7.4 million in fiscal 1997. The increase primarily reflects an increase in average net interest-earning assets of $17.0 million from $13.0 million in fiscal 1997 to $30.0 million in fiscal 1998. Net interest income in fiscal 1998 was favorably impacted by an increase of $38.2 million in the average balance of loans receivable, primarily due to the acquisition of Mitchell in January 1997. The average balance of Mitchell's loan portfolio was $30.0 million in fiscal 1998. Further contributing to the increased loans receivable balance was an increase in the average balance of construction loans of $15.9 million from $13.1 million in fiscal 1997 to $29.0 million in fiscal 1998 and an increase in the average balance of installment and non-mortgage loans of $4.8 million from $17.5 million in fiscal 1997 to $22.3 million in fiscal 1998. Partially offsetting the increase in loans receivable was a decrease in the average balance of mortgage-backed securities of $13.9 million. The Association's loan demand was given preference over investments in mortgage-backed securities during fiscal 1998. Average deposits increased $20.2 million and primarily reflects the addition of the Katy branch in May 1996, the acquisition of FirstBanc Savings Association of Texas ("FirstBanc") in August 1996, and the escrow deposits of Mitchell. Average borrowings decreased $1.3 million and primarily reflect a decrease in average monthly Federal Home Loan Bank advances of $968,000. Also contributing to the increase in net interest income is a .34% increase in the net yield on average interest-earning assets to 3.29% in fiscal
1998 compared to 2.95% for fiscal 1997.   The improvement in net yield primarily
reflects an increase of .09% in the yield on average interest-earning assets to 7.60% for fiscal 1998 compared to 7.51% for fiscal 1997 partially offset by an increase of .01% in the cost of interest-bearing liabilities in fiscal 1998 compared to fiscal 1997. The increase in the yield on average interest-earning assets was primarily caused by the increase in the average loans receivable balances discussed above and the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.61% into portfolio loans with an average rate of 8.64%.

PROVISION FOR LOAN LOSSES.   The provision for loan losses for fiscal 1998
decreased $228,000 to $96,000 for the fiscal year 1998 from $324,000 for fiscal 1997. In fiscal 1997, a loan loss provision was primarily established in recognition of the increase in the loan portfolio from the acquisitions of FirstBanc and Mitchell. The allowance for loan losses to total loans receivable was .99% at March 31, 1998 compared to 1.22% at March 31, 1997. The allowance for loan losses to total loans receivable has decreased over the past five years, reflecting positive trends in the Company's asset quality ratios. Non-performing assets to total assets has steadily fallen from a high of 2.00% at March 31, 1994 to .37% at March 31, 1998. Non-performing loans to total loans receivable have shown positive trends over the same time period, with a high of 5.40% at March 31, 1994 and a low of .64% at March 31, 1997. Non-performing loans to total loans receivable at March 31, 1998 was .67%. The allowance for loan losses to total loans receivable at March 31, 1998 is 148.06%. See "Selected Financial Data".

Management maintains an allowance for loan losses in an amount which, in management's judgment, is adequate to absorb reasonable foreseeable losses inherent in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. The decrease in the allowance for loan losses is consistent with the Association's historical loss experience. Ultimately, the adequacy of the allowance is dependent upon the economy, changes in real estate values and interest rates and regulatory requirements regarding asset classifications. See "Asset Quality."

NONINTEREST INCOME. Noninterest income increased $3.5 million to $6.9 million in fiscal 1998 compared to $3.4 million in fiscal 1997. Loan fees and charges increased $2.6 million primarily reflecting an increase of $2.5 million in fees generated by Mitchell's activities. Gain on sales of loans in fiscal 1998 was $870,000 compared to $568,000 in fiscal 1997. The volume of loan sales increased $47.1 million in fiscal 1998 compared to fiscal 1997. The increase in volume was directly related to the acquisition of Mitchell, which actively sells
mortgage loans in the secondary market.   Loan servicing income increased
$363,000 which primarily reflected an increase of $30.8 million in loans serviced for others to $898.8 million at March 31, 1998 compared to $868.0 million at March 31, 1997. The unpaid principal balance of mortgage loans serviced for others acquired with the acquisition of Mitchell in January 1997 was $600 million. Service charges on deposit accounts increased $126,000 primarily reflecting an increase in the number of transaction accounts resulting from the acquisition of FirstBanc and the new branch office opened in Katy, Texas. Other income increased $96,000 primarily reflecting an increase in other income from Mitchell of $288,000. This increase was partially offset by a decrease in the earnings from the sales of insurance products and discount brokerage services of $161,000 caused by a decrease in sales volume in fiscal 1998.

NONINTEREST EXPENSE.  Noninterest expense increased $3.5 million to $12.7
million in fiscal 1998 compared to $9.2 million in fiscal 1997.   Compensation
and benefits increased $2.7 million and primarily reflected additional personnel retained from the acquisitions of FirstBanc and Mitchell and the opening of the Katy branch and normal salary increases within the Association. Employee stock ownership plan expense increased $282,000, primarily due to the appreciation in the market value of ESOP shares released from collateral on the ESOP debt. This non-cash pretax charge increased $248,000 to $383,000, which represents $0.23 per common share outstanding, for fiscal 1998 compared to $135,000 for fiscal 1997. The increase is primarily attributable to an increase in the number of shares released and an increase in Fort Bend Holding Corp.'s stock price to $27.00 per share at March 31, 1998 compared to $12.38 per share at March 31, 1997. The cost of the stock to the ESOP is $5.00 per share. Office occupancy increased $680,000 to $1.8 million for fiscal 1998 compared to $1.1 million for fiscal 1997 and primarily reflected an increase in Mitchell's occupancy expense of $504,000. In addition, the Association experienced an increase of $103,000 in depreciation, $45,000 in rent and utilities and $25,000 in telephone expense associated with the addition of the new branch in Katy, Texas and the acquisition of FirstBanc. Data processing fees increased $276,000 to $569,000 for fiscal 1998 compared to $293,000 for fiscal 1997. The increase was primarily due to increased fees for Mitchell of $151,000. In addition, the Association experienced an increase in data processing fees associated with computer upgrades and increased service bureau charges. Other expenses increased $1.1 million to $2.8 million for fiscal 1998 compared to $1.7 million for fiscal 1997. The increase was primarily due to increased expenses of Mitchell of $858,000, the largest of which was an increase in credit report and appraisal fees of $180,000. Partially offsetting these increased expenses is the one time Savings Association Insurance Fund assessment of $1.5 million recorded on September 30, 1996 with no similar charge recorded in fiscal 1998.

INCOME TAX EXPENSE. Income tax expense increased $732,000 in fiscal 1998 compared to fiscal 1997. The increase primarily reflected the increase in income before tax. At March 31, 1998 and 1997, the Holding Corp. has recorded a net deferred tax asset of $105,000 and $306,000, respectively. A valuation allowance has not been recorded since the Holding Corp. has generated sufficient levels of taxable income to insure realization of the deferred tax asset.

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY. Minority interest in net income of consolidated subsidiary increased $315,000 to $373,000 for fiscal 1998 compared to $58,000 for fiscal 1997. The increase reflected an increase in net income of Mitchell of approximately $643,000 from $118,000 in fiscal 1997 to $761,000 in fiscal 1998. The fiscal 1998 financial statement include the results of Mitchell for the full year.

COMPARISON OF FISCAL YEARS ENDED
MARCH 31, 1997 AND 1996

Net income for the fiscal year ended March 31, 1997 was $775,000, or $0.47 per common share, compared to $1,687,000, or $1.00 per common share, for fiscal 1996. Earnings per common share - assuming dilution were $0.46 and $0.91 for the fiscal year ended March 31, 1997 and 1996, respectively. The decrease in net income resulted from an increase in noninterest expense of $3.6 million, a substantial part of which was a one-time assessment on all SAIF insured institutions, partially offset by increases of $1.5 million and $974,000 in noninterest income and net interest income, before provision for loan losses, respectively.

NET INTEREST INCOME.   Net interest income before provision for loan losses
increased $974,000 to $7.4 million for the fiscal year 1997 compared to $6.4 million in fiscal 1996. The increase primarily reflects a .14% increase in net yield on average earning assets to 2.95% in fiscal 1997 compared to 2.81% for fiscal 1996. The improvement in net yield primarily reflects an increase of
 .28% in the yield on average interest-earning assets to 7.51% for fiscal 1997 compared to 7.23% for fiscal 1996 partially offset by an increase of .02% in cost of interest-bearing liabilities in fiscal 1997 compared to fiscal 1996.
Net interest income in fiscal year 1997 was favorably impacted by an increase of $32.3 million in the average balance of loans receivable representing the loans acquired in the FirstBanc and Mitchell acquisitions. The gross amount of loans included in the calculation of the average monthly balance for FirstBanc and Mitchell was approximately $21 million and $19.2 million, respectively. Partially offsetting the increase in loans receivable growth was a decrease in the average balance of mortgage-backed securities of $13.4 million. The Association's loan demand was given preference over investments in mortgage-backed securities. Average deposits increased $20.6 million and primarily reflects the gross deposits acquired from FirstBanc in August 1996. Average borrowings increased $7.1 million and primarily reflects a full year of the $12.1 million, 8% Convertible Subordinated Debentures issued in December 1995.

PROVISION FOR LOAN LOSSES.   Provision for loan losses for fiscal 1997 increased
$201,000 to $324,000 from $123,000 for fiscal 1996.  In fiscal 1997, loan loss provisions were primarily established in recognition of the $45 million increase in the loan portfolio from March 31, 1996 to March 31, 1997 and the decrease of
 .21% to 1.22% in allowance for loan losses to total loans at March 31, 1997. Non-performing assets to total assets decreased to .42% at March 31, 1997 compared to 1.29% at March 31, 1996.

NONINTEREST INCOME. Noninterest income increased $1.5 million to $3.4 million in fiscal 1997 compared to $1.9 million in fiscal 1996. Gain on sales of loans in fiscal 1997 was $568,000 compared to $313,000 in fiscal 1996. The volume of loan sales increased $10.5 million in fiscal 1997 compared to fiscal 1996. The increase in volume was directly related to the acquisition of Mitchell, which actively sells mortgage loans in the secondary market, in January 1997. Loan fees and charges increased $337,000 primarily reflecting increases in appraisal fees of $133,000, construction loan fees of $44,000, most of which reflected the $15.8 million increase in loan originations, late payment fees of $50,000 and $114,000 of construction loan fees at Mitchell. Loan servicing income increased $477,000 which primarily reflected the $147 million of purchased and originated servicing and the $600 million of servicing acquired with the acquisition of Mitchell.

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

NONINTEREST EXPENSE. Noninterest expense increased $3.6 million to $9.2 million in fiscal 1997 compared to $5.6 million in fiscal 1996. A significant portion of the increase was the result of a one-time assessment of $1.5 million by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation. In addition to the SAIF assessment, compensation and benefits increased $1.2 million and primarily reflected additional personnel retained from the acquisition of FirstBanc in August 1996 and Mitchell Mortgage in January 1997, staffing for a new branch office opened in Katy, Texas, normal salary increases and other additions to staff, partially offset by a decrease in contributions to the retirement plan. Office occupancy increased $465,000 and primarily reflected increases of $122,000 in rent and utilities relating to the acquisition of FirstBanc and opening of the Katy Branch office, $133,000 in depreciation relating to remodeling of the Katy Branch, acquisition of FirstBanc, and upgrading computer and telephone systems, $122,000 relating to office occupancy costs at Mitchell and $38,000 in building taxes and maintenance contracts. Data processing fees increased $101,000 and primarily reflected costs associated with the addition of FirstBanc and the new branch office opened in Katy, Texas, creation of a wide area network connecting all branch and main offices into one system and the fees incurred by Mitchell for data processing. Real estate operations, net decreased $195,000 and primarily reflected a $167,000 gain on sale of a multifamily property previously held as foreclosed real estate. Other expense increased $526,000 and primarily reflected an increase in stationery and supplies of $54,000 and postage of $30,000 all of which represent expenses associated with the Katy branch expansion and the acquisition of FirstBanc. Approximately $60,000 of other expenses were related to Mitchell. Capitalized loan origination costs decreased $73,000 since most loans were originated for sale, eliminating the ability to defer the associated loan origination cost. Goodwill amortization of $51,000, associated with the FirstBanc acquisition, was recognized in fiscal year 1997.

INCOME TAX EXPENSE. Income tax expense decreased approximately $550,000 in fiscal 1997 compared to fiscal 1996. The decrease reflected lower net income, primarily as a result of the one-time SAIF assessment. At March 31, 1997 and 1996, the Holding Corp. has recorded a net deferred tax asset of $306,000 and $419,000, respectively. A valuation allowance has not been recorded since the Holding Corp. has generated sufficient levels of taxable income to insure realization of the deferred tax asset.

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY. Minority interest in net income of consolidated subsidiary was approximately $58,000 in fiscal 1997. This balance represents the interest of The Woodlands Corporation in net income of Mitchell. The Association acquired a 51% ownership interest in Mitchell in January 1997.

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


                                                                          YEAR ENDED MARCH 31,
                                                                        (DOLLARS IN THOUSANDS)
                                              1998                                 1997                              1996
                              ----------------------------------  --------------------------------  ------------------------------
                                   Average     Interest             Average     Interest              Average    Interest
                                 Outstanding   Earned/   Yield/   Outstanding    Earned/   Yield/   Outstanding   Earned/   Yield
                                   Balance      Paid      Rate      Balance       Paid      Rate      Balance      Paid      Rate

Interest-Earning Assets:
 Loans receivable (1)             $ 156,764    $ 13,549   8.64%    $ 118,560    $ 10,251    8.65%    $  86,289   $  7,375    8.55%
 Mortgage-backed securities          90,177       5,962   6.61       104,070       6,925    6.65       117,444      7,719    6.57
 Investment securities and other
  interest-earning assets            38,663       2,203   5.70        27,137       1,590    5.86        23,476      1,323    5.64
                                   --------     -------  -----      --------     -------   -----       -------    -------   -----
   Total interest-earning
    assets (1)                    $ 285,604    $ 21,714   7.60%    $ 249,767    $ 18,766    7.51%    $ 227,209   $ 16,417    7.23%
                                   ========     =======  =====      ========     =======   =====       =======    =======   =====

Interest-Bearing Liabilities:
 NOW deposits                     $  24,886    $    544   2.19%    $  21,437    $    491    2.29%    $  17,049   $    401    2.35%
 Savings deposits and MMA            45,372       1,285   2.83        42,456       1,185    2.79        38,140      1,046    2.74
 Certificates of deposit            169,249       9,200   5.44       155,453       8,350    5.37       143,508      7,847    5.47
 Borrowings                          16,191       1,297   8.01        17,468       1,372    7.86        10,370        730    7.04
                                   --------     -------  -----      --------     -------   -----       -------    -------   -----
   Total interest-bearing
   liabilities                    $ 255,698    $ 12,326   4.82%    $ 236,814    $ 11,398    4.81%    $ 209,067   $ 10,024    4.79%
                                   ========     =======  =====      ========     =======   =====       =======    =======   =====

Net interest income                            $  9,388                         $  7,368                         $  6,393
                                                =======                          =======                          =======
Net interest rate spread                                  2.78%                             2.70%                            2.44%
                                                         =====                             =====                            =====
Net interest-earning assets       $  29,906                        $  12,953                         $  18,142
                                   ========                         ========                           =======
Net yield on average
 interest-earning assets                                  3.29%                             2.95%                            2.81%
                                                         =====                             =====                            =====
Average interest-earning
 assets to average interest-
 bearing liabilities                             111.70%                          105.47%                          108.68%
                                                =======                          =======                          =======

(1) Calculated net of deferred loan fees, loans in process and allowance for losses

RATE/VOLUME ANALYSIS

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


                                                                         YEAR ENDED MARCH 31
                                                                        (DOLLARS IN THOUSANDS)

                                                      1998 v 1997                                    1997 V 1996
                                              Increase (Decrease) due to                       Increase (Decrease) due to
                                         -----------------------------------             -----------------------------------
                                          Volume         Rate          Total                Volume        Rate         Total
Interest-Earnings Assets:
Loans receivable                         $  3,310      $    (12)     $  3,298             $   2,789   $     87      $  2,876
Mortgage-backed securities                   (921)          (42)         (963)                 (889)        95          (794)
Investment securities and
 other interest-earning assets                656           (43)          613                   214         53           267
                                         --------      --------      --------              --------    -------       -------
Total interest-earning  assets           $  3,045      $    (97)     $  2,948             $   2,114   $    235      $  2,349
                                         ========      ========      ========              ========    =======       =======



Interest-Bearing Liabilities:
NOW deposits                             $     74      $    (21)     $     53             $     100   $    (10)     $     90
Savings deposits and MMA                       83            17           100                   120         19           139
Certificates of deposit                       741           109           850                   645       (142)          503
Borrowings                                   (101)           26           (75)                  549         94           643
                                         --------      --------      --------              --------    -------       -------

Total interest-bearing liabilities       $    797      $    131      $    928             $   1,414   $    (39)     $  1,375
                                         ========      ========      ========             =========    =======       =======

Net interest income                                                  $  2,020                                       $    974
                                                                     ========                                        =======


AVERAGE YIELDS EARNED AND RATES PAID

The following table presents the weighted average yields earned on loans, investments, and other interest-earning assets, and the weighted average rates paid on deposits and borrowings and the resultant interest rate spreads at the dates indicated. Weighted average balances are based on the balances at the end of the period presented.

                                                        AT MARCH 31,
                                                ------------------------
                                                 1998     1997     1996


        WEIGHTED AVERAGE YIELD ON:
          Loans receivable                       8.53%    8.61%    8.37%
          Mortgage-backed securities             6.67%    6.74%    6.79%
          Investment securities and other
            interest-earnings assets             5.43%    5.86%    5.07%
        COMBINED WEIGHTED AVERAGE YIELD ON
          INTEREST-EARNINGS ASSETS               7.66%    7.65%    7.24%
        WEIGHTED AVERAGE RATE PAID ON:
          Savings deposits                       2.50%    2.77%    2.74%
          NOW deposits                           2.44%    2.25%    2.34%
          Certificates of deposit                5.42%    5.42%    5.46%
          Borrowings                             7.61%    7.54%    7.54%
        COMBINED WEIGHTED AVERAGE RATE PAID ON
          INTEREST-BEARING LIABILITIES           4.73%    4.76%    4.88%

        SPREAD                                   2.93%    2.89%    2.36%

INTEREST RATE RISK MANAGEMENT

The Association attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Holding Corp.'s policies are designed to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Association has implemented these policies by generally selling long term fixed-rated mortgage loans that are originated, retaining adjustable-rate mortgage loans and short-term consumer loans that are originated, and purchasing adjustable rate or short-term to maturity loans, mortgage-backed securities or collateralized mortgage obligations. As of March 31, 1998, the Association had 52.2% of its total loans and mortgage-backed securities in adjustable rate instruments compared to 55.2% at March 31, 1997. Loans held for sale, which are primarily fixed-rate mortgage loans, increased $10.3 million to $12.9 million at March 31, 1998 compared to $2.6 million at March 31, 1997. As a result of these policies, the Association's cumulative one year interest-rate sensitivity gap at March 31, 1998 was a positive 17.57%. A positive gap would expose the Association to a decrease in the net interest margin in a declining interest rate environment as interest earned on assets may decline more rapidly than interest expense paid on deposits. An increase in rates would be expected to cause interest income to increase more rapidly than interest expense.

The following table sets forth the assumed repricing and maturity periods of the Association's interest-earning assets and interest-bearing liabilities at March 31, 1998 and the interest rate sensitivity gap percentages at the dates indicated. The interest rate sensitivity gap is defined as the amount by which assets repricing within the respective periods exceed liabilities repricing within such periods. All loans, mortgage and consumer, are assumed to prepay at annual rate of 6% per year. Adjustable-rate mortgage-backed securities with current market indices (treasury yields, LIBOR, prime) are assumed to prepay at annual rates ranging from 1% to 19% per year. Adjustable-rate mortgage-backed securities with lagging indices (cost of funds) are assumed to prepay at annual rates ranging from 5% to 15% per year. Fixed-rate mortgage-backed securities are assumed to prepay at annual rates ranging from 9% to 18% per year. The decay rate on savings and NOW accounts is assumed to be 60% within the next three years, 20% between years four and five, and 20% between years six and ten. The decay rate on money market accounts, which are more rate sensitive, is assumed to be 50% between months four and twelve and 50% between years two and three. It is assumed that fixed-rate certificates of deposit will not be withdrawn prior to maturity.

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


                                                                            Maturing or Repricing Amount
                                                        --------------------------------------------------------------------
                                                           Within         Over 1 to 3    Over 3 to 5     Over
                                                           One Year          Years          Years       5 Years      Total
                                                                                (Dollars in Thousands)
Fixed-rate one- to four-family (including
  mortgage-backed securities),
  commercial real estate & construction
  loans                                                   $  20,850       $  31,159      $  14,966     $  27,070   $  94,045
Adjustable-rate one- to four-family
  (including mortgage-backed
  securities), commercial real estate
  and construction loans                                    112,637          12,509          9,510           481     135,137
Consumer loans                                                9,561          13,555          4,127         2,146      29,389
Investment securities & other                                28,741           2,247             --         2,999      33,987
                                                           --------        --------        -------       -------     -------
Total interest-earning assets                               171,789          59,470         28,603        32,696     292,558
                                                           --------        --------        -------       -------     -------

Savings deposits & MMA                                       11,709          25,534          4,606         4,608      46,457
Demand & NOW deposit                                             --          15,619          5,205         5,204      26,028
Certificates of deposit                                     104,303          53,577         14,437            10     172,327
Borrowings                                                      118           3,867             --            --       3,985
                                                           --------        --------        -------       -------     -------
 Total interest-bearing liabilities                         116,130          98,597         24,248         9,822     248,797
                                                           --------        --------        -------       -------     -------
Interest-earning assets less
 interest-bearing liabilities                             $  55,659       $ (39,127)     $   4,355     $  22,874   $  43,761
                                                           ========        ========        =======       =======     =======
Cumulative interest-rate sensitivity gap                                  $  16,532      $  20,887     $  43,761
                                                                           ========        =======       =======
Cumulative interest-rate sensitivity gap
 as a percentage of total assets at
 March 31, 1998                                              17.57%           5.17%          6.55%         13.80%
Cumulative interest-rate sensitivity gap
 as a percentage of total assets at
 March 31, 1997                                              11.69%           1.99%          5.33%         11.00%

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

The OTS issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. OTS has delayed the implementation of the regulation pending the testing of an OTS appeals process for certain institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between
(i) the
institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater proforma decrease in NPV) and (ii) its "normal" level of exposure which is 2% of the present value of its assets. Because of the Association's asset size and level of risk-based capital, the Association is exempt from this requirement. As of March 31, 1998, a change in interest rates of a positive 200 basis points would have resulted in a .36% decrease in the present value of the Association's assets, while a change in interest rates of a negative 200 basis points would have resulted in a .94% decrease in the present value of the Association's assets. Under OTS guidelines, the Association's level of interest rate risk as of March 31, 1998 would be considered "normal".

Presented on the table that follows as of March 31, 1998 is an analysis of the Association's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points in accordance with OTS regulations. As illustrated in the table, the Association's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments (and the NPV focuses on the Association's entire portfolio, not just assets that are subject to adjustment or maturity within one year). When rates decline, the Association does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates.

                                      Net Portfolio Value

                Change in             At March 31, 1998
             Interest Rate            -----------------
             (Basis Points)           $ Change     % Change
                                       (000's)

                +400                    -6,027         -16
                +300                    -3,557          -9
                +200                    -1,599          -4
                +100                      -316          -1
                   0                         0           0
                -100                    -1,087          -3
                -200                    -3,116          -8
                -300                    -4,356         -11
                -400                    -3,735         -10

Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used by management in conjunction with NPV measures to identify excessive interest rate risk.

Certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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

ASSET QUALITY

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for allowance for loan losses.

As a result of the review process, management recorded a $95,980 provision for loan losses during the fiscal year ended March 31, 1998. The Holding Corp.'s allowance for loan losses decreased to $1.6 million, or 0.99% of total loans receivable, at March 31, 1998, as compared to $1.7 million, or 1.22% of total loans receivable, at March 31, 1997. Net charge-offs for the fiscal year ended March 31, 1998 totaled $205,000, attributed primarily to one commercial real estate loan, which was written down at payoff and the charge off of fifteen consumer loans. While management believes it uses the best information available to make determinations regarding the adequacy of the allowance, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Holding Corp. consist of non-accruing loans, troubled debt restructurings, and real estate and automobiles which were acquired as a result of foreclosure. The following table summarizes the various categories of the Holding Corp.'s non-performing assets.

                                                        March 31,
                                               -------------------------
                                                   1998          1997

Non-accruing loans                             $  528,521    $  489,251
Troubled debt restructurings                      547,012       405,097
Foreclosed assets                                  96,890       357,880
                                                ---------     ---------
Total non-performing assets                    $1,172,423    $1,252,228
                                                =========     =========
Total non-performing assets
 as a percentage of total
 assets                                              0.37%         0.42%


Total non-performing assets decreased by $80,000 for the fiscal year ended
March 31, 1998. The increase in nonaccrual loans is primarily the result of a $168,000 increase in residential loans and a $143,000 increase in consumer loans over 90 days delinquent. The residential loan increase includes one loan held by Mitchell, with a balance of approximately $119,000, which was brought current subsequent to year end, with the remainder consisting of Fort Bend Federal loans. This increase was offset by the transfer of a $275,000 commercial real estate loan from nonaccrual to troubled debt restructurings. A specific reserve of $111,000 was set up against this loan balance at the date of the transfer to troubled debt restructurings. The decrease in foreclosed assets was primarily the result of the sale of a single family residence and a commercial real estate property, which totaled $323,000, partially offset by the foreclosure of another single family residence totaling $45,000.

At March 31, 1998, foreclosed assets consisted primarily of one single family residence, a 5% participation held by Mitchell in 33 residential lots, and three repossessed automobiles. All of the foreclosed real estate assets and the repossessed automobiles are being marketed for sale. Three of the Mitchell residential lots are under contract for sale. The single family residence was subsequently sold at a gain of approximately $14,000 on April 21, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings, and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposit flows, prepayments of principal on loans and mortgage-backed securities, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current OTS regulations require the Association to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1998, the Association's liquidity ratio was 12.24% which was in excess of the minimum regulatory requirements.

During the fiscal year ended March 31, 1998, total deposits increased by $18.8 million. This growth primarily reflects the addition of two branches in fiscal 1997 and the deposit of custodial accounts by Mitchell.

The Association uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At March 31, 1998, the Association had commitments to originate loans totaling $13.9 million. The Association considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Association expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

During the fiscal year ended March 31, 1998, the Association decreased its borrowings from the Federal Home Loan Bank of Dallas by $52,000. It is anticipated that the amount of outstanding borrowings will fluctuate during the next fiscal year depending upon cash flows from the various sources of funds and financing to be provided to Fort Bend's subsidiary, Mitchell.

In fiscal 1998, the Holding Corp. paid dividends of $0.285 per share. On April 22, 1998, the Holding Corp. declared a cash dividend of $0.10 per share payable on June 3, 1998 to the shareholders of record on May 13, 1998.

The Association is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. The table below presents the Association's capital position at March 31, 1998 relative to the existing regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Association will meet the requirements of the proposed capital regulations.

                                   Amount         Percent of
                                   (000's)        Assets (1)

Tangible capital                   $22,921          7.32%
Tangible capital requirement         4,698          1.50
                                   -------         -----
  Excess                           $18,223          5.82%
                                   =======         =====

Core capital                       $22,921          7.32%
Core capital requirement            12,528          4.00
                                   -------         -----
  Excess                           $10,393          3.32%
                                   =======         =====

Total capital (i.e., core &
 supplemental capital)             $24,314         14.20%
Risk-based capital requirement      13,698          8.00
                                   -------         -----
  Excess                           $10,616          6.20%
                                   =======         =====

(1) Based upon adjusted assets for purposes of the tangible capital an core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1997, the Company adopted the provisions of FASB Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. It replaces the presentation of primary earnings per share with a presentation of earnings per common share and fully diluted earnings per share with earnings per common share - assuming dilution. All earnings per share data is stated to reflect the adoption of Statement 128.

In June 1997, the FASB issued Statement No. 130, "Accounting for Comprehensive Income" ("Statement 130") which is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. Statement 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") which is effective for fiscal years beginning after December 15, 1997 with earlier application encouraged. Statement 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed.

The adoption of Statements 130 and 131 is not expected to have a material impact on financial conditions, results of operations or cash flows reported by the Company. The Company did not adopt either of these new accounting standards early.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Fort Bend Holding Corp.:

We have audited the accompanying consolidated statement of financial condition of Fort Bend Holding Corp. and its subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fort Bend Holding Corp. and its subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage servicing rights effective April 1, 1995.



/s/ Coopers & Lybrand L.L.P.

Houston, Texas
May 5, 1998

FORT BEND HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
March 31, 1998 and 1997


                                Assets                                                         1998              1997

Cash and due from banks                                                                    $  6,259,939      $  6,369,675
Short-term investments                                                                       20,483,775        14,220,516
Certificates of deposit                                                                         300,000           200,000
                                                                                           ------------      ------------

              Total cash and cash equivalents                                                27,043,714        20,790,191

Securities available for sale                                                                 3,244,221         3,331,139
Securities held to maturity (fair value of $92,205,137 and
 $107,473,870 at March 31, 1998 and 1997, respectively)                                      92,058,573       108,319,264
Loans held for sale                                                                          12,920,011         2,660,415
Loans receivable, net                                                                       160,062,098       138,227,705
Mortgage servicing rights, net                                                                7,603,486         7,537,571
Premises and equipment, net                                                                   4,738,238         4,970,011
Other assets                                                                                  8,936,205         9,243,802
                                                                                           ------------      ------------

              Total assets                                                                 $316,606,546      $295,080,098
                                                                                           ============      ============

                        Liabilities and Stockholders' Equity

Liabilities:
     Deposits                                                                              $268,990,525      $250,218,152
     Convertible subordinated debentures                                                     11,405,000        12,080,000
     Borrowings                                                                               3,985,223         4,226,676
     Advances from borrowers for taxes and insurance                                          4,619,011         4,750,945
     Other liabilities                                                                        3,646,248         2,868,177
                                                                                           ------------      ------------

              Total liabilities                                                             292,646,007       274,143,950
                                                                                           ------------      ------------

Commitments and contingencies

Minority interest in consolidated subsidiary                                                  2,556,167         2,508,214

Stockholders' equity:
     Serial preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
     Common stock, $.01 par value, 4,000,000 shares authorized, 1,899,654 shares issued and 1,723,306 shares outstanding at March 31, 1998, and 1,820,950 shares issued and 1,644,602 shares outstanding at
      March 31, 1997                                                                             18,996            18,209

     Additional paid-in capital                                                               9,927,373         8,695,882
     Deferred compensation                                                                      (83,050)          (82,324)
     Unearned employee stock ownership plan shares                                             (118,078)         (307,125)
     Retained earnings (substantially restricted)                                            13,108,214        11,565,900
     Net unrealized appreciation (depreciation) on securities available for
      sale, net of tax                                                                            7,418            (6,107)
     Treasury stock, at cost, 176,348 shares                                                 (1,456,501)       (1,456,501)
                                                                                           ------------      ------------
              Total stockholders' equity                                                    21,404,372         18,427,934
                                                                                           ------------      ------------

                   Total liabilities and stockholders' equity                              $316,606,546      $295,080,098
                                                                                           ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

FORT BEND HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
for the years ended March 31, 1998, 1997 and 1996

                                                                                    1998           1997            1996
Interest income:
    Loans                                                                        $13,549,068    $10,251,364    $ 7,375,117
    Short-term investments                                                         1,363,948        809,779        544,684
    Investment securities                                                            839,223        779,993        778,603
    Mortgage-backed securities                                                     5,961,904      6,924,939      7,718,765
                                                                                 -----------    -----------    -----------
        Total interest income                                                     21,714,143     18,766,075     16,417,169
                                                                                 -----------    -----------    -----------

Interest expense:
    Deposits                                                                      11,028,451     10,025,946      9,293,724
    Borrowings                                                                     1,297,382      1,372,403        729,979
                                                                                 -----------    -----------    -----------
        Total interest expense                                                    12,325,833     11,398,349     10,023,703
                                                                                 -----------    -----------    -----------

         Net interest income after provision for loan losses                       9,388,310      7,367,726      6,393,466

Provision for loan losses                                                             95,980        324,000        123,053
                                                                                 -----------    -----------    -----------
         Net interest income after provision for loan losses                       9,292,330      7,043,726      6,270,413
                                                                                 -----------    -----------    -----------

Noninterest income:
    Loan servicing income                                                          1,178,277        815,466        338,183
    Service charges on deposit accounts                                              883,470        757,027        599,287
    Loan fees and charges                                                          3,296,427        659,331        322,207
    Gain on sales of loans, net                                                      870,127        567,776        313,438
    Other income                                                                     651,728        555,486        324,034
                                                                                 -----------    -----------    -----------
         Total noninterest income                                                  6,880,029      3,355,086      1,897,149
                                                                                 -----------    -----------    -----------

Noninterest expenses:
    Compensation and benefits                                                      6,889,664      4,176,074      2,955,567
    Employee stock ownership plan expense                                            519,276        237,152        152,396
    Office occupancy and equipment                                                 1,804,033      1,121,085        656,541
    SAIF special assessment                                                                       1,492,686
    Deposit insurance premiums                                                       165,827        406,877        465,421
    Data processing fees                                                             568,862        292,887        192,066
    Real estate operations, net                                                      (54,398)      (213,127)       (18,029)
    Other expense                                                                  2,793,009      1,689,468      1,163,135
                                                                                 -----------    -----------    -----------
         Total noninterest expenses                                               12,686,273      9,203,102      5,567,097
                                                                                 -----------    -----------    -----------

         Income before income tax expense and minority interest                    3,486,086      1,195,710      2,600,465
                                                                                 -----------    -----------    -----------

Income tax expense                                                                 1,095,247        363,009        913,429
                                                                                 -----------    -----------    -----------

         Income before minority interest in net income of
           consolidated subsidiary                                                 2,390,839        832,701      1,687,036
                                                                                 -----------    -----------    -----------

Minority interest in net income of consolidated subsidiary                           372,822         57,928
                                                                                 -----------    -----------    -----------

         Net income                                                              $ 2,018,017    $   774,773    $ 1,687,036
                                                                                 ===========    ===========    ===========

         Earnings per common share                                               $      1.21    $      0.47    $      1.00
                                                                                 ===========    ===========    ===========
         Earnings per common share - assuming dilution                           $      0.94    $      0.46    $      0.91
                                                                                 ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

FORT BEND HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended March 31, 1998, 1997 and 1996


                                                                                                                         Net
                                                                                                                      Unrealized
                                                                                               Unearned              Appreciation
                                         Number of Shares                                      Employee             (Depreciation)
                                        ------------------                                       Stock                    on
                                        Common     Common              Additional               Ownership             Securities
                                        Stock     Stock in    Common    Paid-In      Deferred      Plan     Retained   Available
                                        Issued    Treasury    Stock     Capital    Compensation   Shares    Earnings   for Sale
Balance at March 31, 1995              1,806,144   90,306    $18,060  $8,397,537    $(118,792)  $(482,625)  $9,570,846

Issuance of common stock to the
 recognition and retention plan            3,000                  30      22,470      (22,500)

Deferred compensation
 amortization                                                                          42,624

Release of employee stock
 ownership plan shares                                                                             87,750

Appreciation in employee stock
 ownership plan shares released                                           70,020

Exercise of stock options                  2,000                  20      15,480

Purchase of treasury stock                         86,042

Net income                                                                                                   1,687,036

Cash dividends ($.14 per
 common share)                                                                                                (237,298)

Depreciation, net of deferred
 taxes of $11,224                                                                                                         $ (21,786)

                                       ---------  -------    -------  ----------  ----------    ----------   -----------  ---------
Balance at March 31, 1996              1,811,144  176,348    $18,110  $8,505,507  $  (98,668)   $ (394,875)  $11,020,584  $ (21,786)


Issuance of common stock to the
 recognition and retention plan            3,600                  36      32,814     (32,850)

Deferred compensation
 amortization                                                                         49,194

Release of employee stock
 ownership plan shares                                                                              87,750

Appreciation in employee stock
 ownership plan shares released                                          101,784

Exercise of stock options                  4,356                  44      36,982

Conversion of convertible
 subordinated debentures                   1,850                  19      18,795

Net income                                                                                                       774,773

Cash dividends ($.14 per common share)                                                                          (229,457)

Appreciation, net of deferred
 taxes of $7,234                                                                                                             15,679
                                       ---------  -------    -------  ----------  ---------      ---------   -----------  ---------

Balance at March 31, 1997              1,820,950  176,348    $18,209  $8,695,882  $ (82,324)     $(307,125)  $11,565,900  $  (6,107)



                                                      Total
                                       Treasury    Stockholders'
                                        Stock         Equity
Balance at March 31, 1995               (666,007)  $16,719,019

Issuance of common stock to the
 recognition and retention plan

Deferred compensation
 amortization                                           42,624

Release of employee stock
 ownership plan shares                                  87,750

Appreciation in employee stock
 ownership plan shares released                         70,020

Exercise of stock options                               15,500

Purchase of treasury stock              (790,494)     (790,494)

Net income                                           1,687,036

Cash dividends ($.14 per
 common share)                                        (237,298)

Depreciation, net of deferred
 taxes of $11,224                                      (21,786)
                                      -----------  -----------
Balance at March 31, 1996             $(1,456,501) $17,572,371

Issuance of common stock to the
 recognition and retention plan

Deferred compensation
 amortization                                           49,194

Release of employee stock
 ownership plan shares                                  87,750

Appreciation in employee stock
 ownership plan shares released                        101,784

Exercise of stock options                               37,026

Conversion of convertible
 subordinated debentures                                18,814

Net income                                             774,773

Cash dividends ($.14 per common share)                (229,457)

Appreciation, net of deferred
 taxes of $7,234                                        15,679
                                      -----------  -----------
Balance at March 31, 1997             $(1,456,501) $18,427,934


                                   continued

FORT BEND HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY, Continued for the years ended March 31, 1998, 1997 and 1996

                                                                                                                           Net
                                                                                                                        Unrealized
                                                                                                 Unearned              Appreciation
                                         Number of Shares                                        Employee             (Depreciation)
                                        ------------------                                        Stock                     on
                                        Common     Common              Additional                Ownership               Securities
                                        Stock     Stock in   Common     Paid-In      Deferred      Plan       Retained    Available
                                        Issued    Treasury   Stock      Capital    Compensation   Shares      Earnings     for Sale
Balance at March 31, 1997              1,820,950  176,348    $18,209  $8,695,882    $(82,324)    $(307,125)  $11,565,900  $ (6,107)

Issuance of common stock to the
 recognition and retention plan            5,200                  52      62,348     (62,400)

Deferred compensation
 amortization                                                                         61,674

Release of employee stock
 ownership plan shares                                                                             189,047

Appreciation in employee stock
 ownership plan shares released                                          438,202

Exercise of stock options                 11,020                 110      92,160

Conversion of convertible
 subordinated debentures                  62,484                 625     638,781

Net income                                                                                                     2,018,017

Cash dividends ($.285 per
 common share)                                                                                                  (475,703)

Appreciation, net of deferred
 taxes of $7,812                                                                                                            13,525

                                       ---------  -------    -------  ----------  ----------    ----------   -----------  --------
Balance at March 31, 1998              1,899,654  176,348    $18,996  $9,927,373  $  (83,050)   $ (118,078)  $13,108,214  $  7,418
                                       =========  =======    =======  ==========  ==========    ==========   ===========  ========



                                                            Total
                                           Treasury      Stockholders'
                                            Stock          Equity
Balance at March 31, 1997                $(1,456,501)    $18,427,934

Issuance of common stock to the
 recognition and retention plan

Deferred compensation
 amortization                                                 61,674

Release of employee stock
 ownership plan shares                                       189,047

Appreciation in employee stock
 ownership plan shares released                              438,202

Exercise of stock options                                     92,270

Conversion of convertible
 subordinated debentures                                     639,406

Net income                                                 2,018,017

Cash dividends ($.285 per
 common share)                                              (475,703)

Appreciation, net of deferred
 taxes of $7,812                                              13,525
                                         -----------     -----------
Balance at March 31, 1998                $(1,456,501)    $21,404,372
                                         ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

FORT BEND HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended March 31, 1998, 1997 and 1996



                                                                                  1998                1997              1996
Operating activities:
  Net income                                                                  $  2,018,017       $    774,773       $  1,687,036
  Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
        Provision for loan losses                                                   95,980            324,000            123,053
        Depreciation                                                               574,071            359,674            198,719
        Compensation charge related to release of ESOP
          shares                                                                   438,202            101,784             70,020
        Amortization of deferred compensation                                       61,674             49,194             42,624
        Amortization of debt issue costs                                            81,277             79,085             25,791
        Amortization of premiums and discounts on
          securities, net                                                           29,156             15,300             77,310
        Amortization of loan premiums, discounts, and
          deferred fees, net                                                      (355,331)          (231,412)          (179,878)
        Amortization of goodwill                                                    93,277             51,196
        Amortization of mortgage servicing rights                                1,616,090            475,864            207,646
        Deferred income taxes                                                      192,971            115,096             97,162
        Minority interest in net income of consolidated subsidiary                 372,822             57,928
        Gain on sales of real estate, net                                          (46,430)          (211,683)           (79,707)
        Gain on sales of loans, net                                               (870,127)          (567,776)          (313,438)
        Dividends on Federal Home Loan Bank Stock                                  (87,600)          (103,200)           (89,800)
        Origination of loans held for sale and servicing rights                (82,248,713)       (23,692,912)       (14,831,325)
        Proceeds from sales of loans held for sale                              71,991,092         24,585,408         14,156,206
        Other, net                                                                 (48,566)        (1,065,971)           161,235
                                                                              ------------       ------------       ------------
             Net cash provided by (used in) operating activities                (6,092,138)         1,116,348          1,352,654
                                                                              ------------       ------------       ------------
Investing activities:
 Purchase of investment securities available for sale                             (130,546)          (120,577)        (2,200,000)
 Purchase of investment securities held to maturity                             (1,991,953)        (6,987,394)        (2,485,347)
 Proceeds from maturities of investment securities
  held to maturity                                                               4,000,000          5,000,000          5,000,000
 Principal repayment of mortgage-backed securities                              14,462,368         13,746,412         13,523,742
 Net increase in loans receivable                                              (21,420,824)       (10,958,495)       (15,841,794)
 Purchase of premises and equipment                                               (342,298)          (594,146)          (136,449)
 Proceeds from sale of premises and equipment                                                           2,964
 Purchase of mortgage servicing rights                                            (813,853)        (1,505,166)          (300,778)
 Improvements to real estate                                                       (19,398)          (135,741)            (2,130)
 Proceeds from sale of real estate                                                 210,734          1,275,196             85,102
 Proceeds from redemption of Federal Home Loan Bank stock                          511,700
 Acquisition of FirstBanc Savings Association of Texas, net                                         3,569,943
 Investment in Mitchell Mortgage Company, L.L.C., net                                                (395,405)
                                                                              ------------       ------------       ------------
             Net cash provided by (used in) investing activities                (5,534,070)         2,897,591         (2,357,654)
                                                                              ------------       ------------       ------------

                                   continued

FORT BEND HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS, Continued for the years ended March 31, 1998, 1997 and 1996



                                                            1998            1997            1996
Financing activities:
  Net increase in deposits                               $18,772,373    $ 19,537,844    $  9,446,211
  Net decrease in short-term borrowings                                  (20,079,203)    (11,500,000)
  Proceeds from long-term borrowings                                                      15,295,640
  Payments on long-term borrowings                           (52,406)        (49,262)        (31,187)
  Increase (decrease) in advances from borrowers for
   taxes and insurance                                      (131,934)        365,642        (832,022)
  Net proceeds from issuance of common stock                  92,270          37,026          15,500
  Dividends paid to minority stockholder                    (324,869)
  Dividends paid                                            (475,703)       (229,457)       (237,298)
  Purchase of treasury stock                                                                (790,494)
                                                         -----------    ------------    ------------
    Net cash provided by (used in) financing activities   17,879,731        (417,410)     11,366,350
                                                         -----------    ------------    ------------
Net increase in cash and cash equivalents                  6,253,523       3,596,529      10,361,350
Cash and cash equivalents at beginning of year            20,790,191      17,193,662       6,832,312
                                                         -----------    ------------    ------------
Cash and cash equivalents at end of year                 $27,043,714    $ 20,790,191    $ 17,193,662
                                                         ===========    ============    ============

Supplemental Cash Flow Information:
  Interest paid                                          $12,367,673    $ 11,327,730    $  9,629,276
  Income taxes paid                                          774,000         420,000         755,000
  Non-cash investing and financing activities:
    Loans transferred to foreclosed real estate               85,703       2,521,538         190,859
    Loans to facilitate sale of foreclosed real estate       240,000       1,743,816         297,349
    Transfer of securities held to maturity to
     securities available for sale                                                         1,515,363
    Issuance of common stock of RRP                           62,400          32,850          22,500
    Reduction of ESOP debt by the ESOP                       189,047          87,750          87,750
    Subordinated debentures converted to common stock        675,000          20,000

The accompanying notes are an integral part of the consolidated financial statements.

FORT BEND HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS

     Fort Bend Holding Corp. ("Holding Corp."), through its wholly-owned subsidiary, Fort Bend Federal Savings and Loan Association of Rosenberg ("Association"), is principally engaged in the business of attracting retail deposits from the general public and investing those funds in first mortgage single family residential loans and in mortgage-backed securities. In addition, the Association originates residential construction loans, commercial real estate loans, consumer loans and services loans for others. Mitchell Mortgage Company, L.L.C. ("Mitchell") is engaged in the mortgage banking business, including the origination and servicing of single family purchase loans, single family construction loans and commercial and multifamily real estate loans.

     PRINCIPLES OF CONSOLIDATION

     The Holding Corp. is a savings and loan holding company with one subsidiary, the Association. The Association has two subsidiaries, Fairview, Inc. ("Fairview") and Mitchell. Fairview is a wholly-owned subsidiary of the Association. Mitchell is 51% owned by the Association and 49% owned by The Woodlands Land Development Company, L.P., successor in interest to The Woodlands Corporation. The Holding Corp. and the Association are collectively referred to as the "Company" herein. All significant intercompany transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.

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

     LOANS HELD FOR SALE

     Loans held for sale are carried at the lower of cost or market in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. If loans receivable are transferred to loans held for sale, the lower of cost or market method is applied at the time of transfer.

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

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

     REAL ESTATE OWNED

     Real estate owned ("REO"), which is included in other assets, includes properties on which the Company has foreclosed and taken title. REO is reported at the lower of the carrying value of the loan or the fair value of the property obtained, less estimated selling costs. The excess, if any, of the loan over the fair value of the property at the time of transfer from loans to REO is charged to allowance for loan losses. Subsequent declines in the fair value of the property and net operating results of the property are recorded in noninterest expenses.

     PREMISES AND EQUIPMENT

     Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation, computed principally by the straight-line method over the estimated useful lives of the related assets. Buildings and improvements have estimated useful lives ranging from three to fifty years, furniture, fixtures and equipment have estimated useful lives ranging from two to ten years and automobiles have useful lives of three years.

     PURCHASE METHOD OF ACCOUNTING

     Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. The excess of cost over net assets purchased (goodwill) is amortized using the straight-line method over 15 years. On a periodic basis, the Company reviews its recorded goodwill for events or changes in circumstances that may indicate that the carrying amount of the asset may not be recoverable.

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

     For originated mortgage loans, the Company allocates the total cost of the loans between mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Fair values are based on quoted market prices in active markets for loans and loan servicing rights. For purchased mortgage servicing rights, the cost of acquiring loan servicing contracts is capitalized to the extent such costs do not exceed the amount by which the present value of estimated future servicing revenue exceeds the present value of expected future servicing costs.

     LOAN SERVICING, CONTINUED

     On April 1, 1995, the Company adopted the requirements of FASB Statement No. 122, "Accounting for Mortgage Servicing Rights" ("Statement 122"). Statement 122 requires that the Company recognize as separate assets rights to service mortgage loans for others, regardless of how those mortgage servicing rights are acquired. This eliminates the distinction between purchased servicing rights which are capitalized and originated servicing rights, for which no value could be capitalized under the previous standard. The adoption of Statement 122 increased gain on sale of loans by approximately $114,000 during 1996. Statement 122 also requires that capitalized mortgage servicing rights be evaluated for impairment based on the fair value of those rights on a disaggregated basis.

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

     All share and per share data have been retroactively restated to reflect the stock split.

     EARNINGS AND DIVIDENDS PER COMMON SHARE

     In December 1997, the Company adopted the provisions of FASB Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. It replaces the presentation of primary earnings per share with a presentation of earnings per common share and fully diluted earnings per share with earnings per common share - assuming dilution. All earnings per share data is stated to reflect the adoption of Statement 128.

     EARNINGS AND DIVIDENDS PER COMMON SHARE, CONTINUED

     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per common share - assuming dilution is computed by increasing the weighted average number of common shares outstanding during the period by the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares of the Company include stock options, the Mitchell option (See Note 2), and the convertible subordinated debentures. In addition, the numerator is adjusted to add back the after-tax amount of interest associated with the convertible subordinated debentures and the minority interest in net income of Mitchell.

     Cash dividends per common share represent the historical cash dividends of the Company.

     On April 22, 1998, the Company declared a cash dividend of $.10 per share payable on June 3, 1998 to shareholders of record on May 13, 1998.

     STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans.

     In 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") which was effective for fiscal years beginning after December 15, 1995. Under Statement 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25 and provide pro forma net income and pro forma earnings per share disclosures for awards made in 1996 and future years as if the fair-value method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB 25.

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

     IMPACT ON NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement No. 130, "Accounting for Comprehensive Income" ("Statement 130") which is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Statement 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") which is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Statement 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed.

     The adoption of these statements is not expected to have a material impact on financial conditions, results of operations or cash flows reported by the Company. The Company has not early adopted either of these new accounting standards.

     RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to the 1998 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity.


  2. BUSINESS COMBINATIONS:

     FIRSTBANC SAVINGS ASSOCIATION OF TEXAS

     On August 16, 1996, the Company acquired all of the outstanding shares of FirstBanc Savings Association of Texas ("FirstBanc") for approximately $4.2 million in cash. The FirstBanc acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price of approximately $4.2 million was allocated to the assets based on their estimated fair values at the date of acquisition. The operating results of FirstBanc have been included in the Company's results of operations commencing August 16, 1996. The excess of purchase price over the fair value of net assets acquired was approximately $1.4 million and has been recorded as goodwill. FirstBanc had assets of approximately $30 million as of the acquisition date.

     FirstBanc Savings Association of Texas, continued

     The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition, as follows:

        Loans                              $  20,756,113
        Premises and equipment, net              690,069
        Goodwill                               1,370,428
        Other assets                           1,055,414
        Deposits                             (26,766,593)
        Other liabilities                       (675,374)
                                            ------------
        Cash received in excess of
         purchase price                    $  (3,569,943)
                                            ============


     MITCHELL MORTGAGE COMPANY, L.L.C.

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

     The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition, as follows:


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
                                            ============

     Mitchell Mortgage Company, L.L.C., continued

     In connection with the transaction, Old Mitchell (and The Woodlands Land Development Company, L.P., as successor) was granted an option to convert, upon the occurrence of certain events, its ownership interest in Mitchell into shares of the common stock of the Company, at a rate of 82.304 shares for each $1,000 of ownership interest in Mitchell, or $12.15 per share, in an amount not to exceed 9.9% of the Company's outstanding common stock after conversion. Any amount that would otherwise be required to be issued exceeding 9.9% of the Company's outstanding common stock would be paid in cash. The option becomes exercisable on January 2, 1999 and expires on January 2, 2002.

     The Association has guaranteed Mitchell's performance with the Government National Mortgage Association and has insured that Mitchell will maintain a required minimum net worth or the Association will infuse additional capital to cure any deficiency.


3.   DEBT AND EQUITY SECURITIES:

     The carrying amount of securities and their approximate fair values were as follows:


                                                                      MARCH 31, 1998
                                            ------------------------------------------------------------------
                                             AMORTIZED               GROSS UNREALIZED                FAIR
                                               COST          ---------------------------------      VALUE
                                                               GAINS                  LOSSES
        Available for sale:
          U.S. government securities      $    499,949                               $   1,043    $    498,906
          Mortgage-backed securities           281,901                                                 281,901
                                            ----------       ------------             --------      ----------
                                               781,850                  0                1,043         780,807
          Equity securities                  2,451,131      $      12,283                            2,463,414
                                            ----------       ------------             --------      ----------
                                          $  3,232,981      $      12,283           $    1,043    $  3,244,221
                                            ==========       ============             ========      ==========

        Held to maturity:
          U.S. government securities      $  9,243,525      $      21,284           $  281,258    $  8,983,551
          Mortgage-backed securities        82,815,048            922,660              516,122      83,221,586
                                            ----------       ------------             --------      ----------
                                          $ 92,058,573      $     943,944           $  797,380    $ 92,205,137
                                            ==========       ============             ========      ==========



                                                                     MARCH 31, 1997
                                            ------------------------------------------------------------------
                                             AMORTIZED               GROSS UNREALIZED                FAIR
                                               COST          ---------------------------------      VALUE
                                                               GAINS                  LOSSES
        Available for sale:
          U.S. government securities      $     499,870                              $    9,245   $     490,625
          Mortgage-backed securities            520,869                                                 520,869
                                            -----------       ------------            ---------     -----------
                                              1,020,739                  0                9,245       1,011,494
          Equity securities                   2,320,497      $       3,000                3,852       2,319,645
                                            -----------       ------------            ---------     -----------
                                          $   3,341,236      $       3,000          $    13,097   $   3,331,139
                                            ===========       ============            =========     ===========

        Held to maturity:
          U.S. government securities      $  11,234,763      $       5,468          $   450,791   $  10,789,440
          Mortgage-backed securities         97,084,501            853,590            1,253,661      96,684,430
                                            -----------       ------------            ---------     -----------
                                          $ 108,319,264      $     859,058          $ 1,704,452   $ 107,473,870
                                            ===========       ============            =========     ===========

     The scheduled maturities of debt securities were as follows:

                                                          MARCH 31, 1998
                                                   ---------------------------
                                                    AMORTIZED          FAIR
                                                      COST             VALUE


        Available for sale:
          Due within one year                     $   499,949      $   498,906
          Mortgage-backed securities                  281,901          281,901
                                                   ----------       ----------
                                                  $   781,850      $   780,807
                                                   ==========        =========
        Held to maturity:
          Due within one year                     $ 4,994,817      $ 5,012,821
          Due after one year through five years     2,248,708        2,203,130
          Due after five years through ten years    2,000,000        1,767,600
                                                   ----------       ----------
                                                    9,243,525        8,983,551
          Mortgage-backed securities               82,815,048       83,221,586
                                                   ----------       ----------
                                                  $92,058,573      $92,205,137
                                                   ==========       ==========


     Mortgage-backed securities carried at approximately $2,100,000 and $2,500,000 were pledged to collateralize certain deposits at March 31, 1998 and March 31, 1997, respectively. Certain securities, with a carrying value of approximately $94,500,000 and $109,000,000 at March 31, 1998 and 1997,
     respectively, also collateralize a FHLB Advance.

4.   LOANS RECEIVABLE:

Loans receivable are summarized as follows:


                                                                                                MARCH 31,
                                                                                -----------------------------------------
                                                                                      1998                      1997
        Mortgage loans (approximately $69.2 million and $75.6
         million, respectively, are single family residential)                  $  81,239,794             $  86,749,042
        Construction, development and land loans (primarily single
         family residential)                                                       88,553,992                50,246,522
        Consumer                                                                   29,389,406                25,633,233
                                                                                 ------------              ------------
                                                                                  199,183,192               162,628,797

        Less:
         Net deferred loan fees, premiums and discounts                               857,499                   811,117
         Undisbursed construction and land development
          loans in process                                                         36,671,143                21,888,967
         Allowance for loan losses                                                  1,592,452                 1,701,008
                                                                                 ------------              ------------
                                                                                $ 160,062,098             $ 138,227,705
                                                                                 ============              ============


     At March 31, 1998, loans receivable included approximately $4,163,000 in participations with affiliates of The Woodlands Land Development Company, L.P., successor in interest to The Woodlands Corporation.

     The following is a summary of changes in the allowance for loan losses:

                                                                            YEARS ENDED MARCH 31,
                                                               ------------------------------------------------
                                                                    1998                1997             1996
        Balance, beginning of year                              $  1,701,008       $  1,350,222     $  1,649,591
        Allowance associated with acquisitions                                          735,284
        Loans charged off                                           (204,776)          (807,702)        (430,519)
        Recoveries                                                       240             99,204            8,097
        Provision for loan losses                                     95,980            324,000          123,053
                                                                 -----------        -----------      -----------
        Balance, end of year                                    $  1,592,452       $  1,701,008     $  1,350,222
                                                                 ===========        ===========      ===========


     The following table summarizes impaired loan information:

                                                               MARCH 31,
                                                        -----------------------
                                                           1998          1997

        Recorded investment in impaired loans           $ 658,311     $ 807,317
        Average recorded investment in impaired loans     711,108       691,090
        Interest income on impaired loans                  59,083        58,574


     The recorded investment in impaired loans at March 31, 1998 includes an impaired loan of $268,921 with a specific valuation allowance of $111,000. There were no recorded specific valuation allowances against impaired loans at March 31, 1997.

5.   LOAN SERVICING:

     Mortgage loans serviced for others are not included in the consolidated statement of financial condition. The unpaid principal balance of mortgage loans serviced for others was approximately $898,855,000 and $868,016,000 at March 31, 1998 and 1997, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $14,100,000 and $12,600,000 at March 31, 1998 and 1997, respectively.

     Following is an analysis of the changes in mortgage loan servicing rights:


                                                                                YEARS ENDED MARCH 31,
                                                               ------------------------------------------------
                                                                    1998                1997             1996
        Balance, beginning of year                              $  7,537,571       $  1,235,714     $  1,028,577
        Rights acquired from Old Mitchell                                             5,000,583
        Purchased rights                                             813,853          1,505,166          300,778
        Originated rights                                            868,152            271,972          114,005
        Amortization                                              (1,616,090)          (475,864)        (207,646)
                                                                 -----------        -----------      -----------
        Balance, end of year                                    $  7,603,486       $  7,537,571     $  1,235,714
                                                                 ===========        ===========      ===========


6.   PREMISES AND EQUIPMENT:

  Premises and equipment are summarized as follows:

                                                               MARCH 31,
                                                        -----------------------
                                                           1998          1997

        Land                                           $   670,477   $  670,477
        Buildings and improvements                       4,981,630    4,963,291
        Furniture, fixtures and equipment                3,256,813    3,226,263
        Automobiles                                         38,369       38,369
        Construction in progress                             1,015          315
                                                        ----------    ---------

                                                         8,948,304    8,898,715
        Less accumulated depreciation                   (4,210,066)  (3,928,704)
                                                        ----------    ---------
                                                       $ 4,738,238   $4,970,011
                                                        ==========    =========


     The Association has commitments under long-term operating leases, principally for building space, certain branch premises and office equipment. The initial lease terms generally cover periods from two to twenty years. Two operating leases for branch locations include renewal options for additional periods.

     The following is a schedule by fiscal year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year:

                   1999               $  469,581
                   2000                  221,813
                   2001                  114,021
                   2002                   28,505


     Rental expense for the years ended March 31, 1998, 1997 and 1996 was $537,784, $215,584, and $27,243, respectively.

7.   DEPOSITS:

     A summary of deposits by type of account is as follows:

                                                    MARCH 31,
                                           ---------------------------
                                             1998             1997

        NOW and money market accounts      $ 73,629,581   $ 62,774,720
        Savings                              23,033,888     22,805,744
        Certificates of deposit             172,327,056    164,637,688
                                            -----------    -----------
                                           $268,990,525   $250,218,152
                                            ===========    ===========


     Included in savings and NOW accounts are approximately $24,179,000 and $16,350,000 of noninterest bearing deposits at March 31, 1998 and 1997, respectively. The scheduled maturities of certificates of deposit outstanding at March 31, 1998 were as follows:

               YEAR ENDING
                MARCH 31,

                  1999                            $  101,321,644
                  2000                                46,011,470
                  2001                                10,547,446
                  2002                                 4,105,251
                  2003 and thereafter                 10,341,245
                                                    ------------
                                                  $  172,327,056
                                                    ============


     The aggregate amount of deposit accounts with a minimum denomination of $100,000 was approximately $49,671,000 and $32,564,000 at March 31, 1998 and 1997, respectively.

     Interest expense by type of deposit is as follows:




                                                      YEARS ENDED MARCH 31,
                                           --------------------------------------------
                                             1998             1997            1996
        NOW and money market accounts      $  1,262,941   $  1,104,852      $   920,303
        Savings                                 565,052        570,929          526,713
        Certificates of deposit               9,200,458      8,350,165        7,846,708
                                            -----------    -----------        ---------
                                           $ 11,028,451   $ 10,025,946      $ 9,293,724
                                            ===========    ===========        =========


     Certain executive officers and directors had amounts on deposit with the Company of $3,086,513 and $3,809,240 at March 31, 1998 and 1997,
     respectively.


8.   CONVERTIBLE SUBORDINATED DEBENTURES:

     On December 5, 1995, the Holding Corp. issued $12,100,000 of 8% Convertible Subordinated Debentures, with interest payable June 1 and December 1 of each year through maturity, and principal due December 1, 2005. They may be converted at any time prior to maturity at a conversion rate of 92.592 shares of common stock for each $1,000 principal amount of debentures or $10.80 per share. The debentures are redeemable, in whole or in part, at the option of the Holding Corp. at any time on or after December 1, 1998, at the redemption prices set forth below plus accrued interest. The debentures are subordinated to all senior indebtedness and all general obligations of the Holding Corp. The covenants of the Debenture restrict the Holding Corp. from paying dividends or other distributions on any junior securities of the Holding Corp. if a default in payment of interest or principal exists on any security.

     The following are redemption prices, expressed as a percentage of principal amount, during the twelve month period beginning December 1 of the years indicated:


               1998     105.6%          2002       102.4%
               1999     104.8%          2003       101.6%
               2000     104.0%          2004       100.8%
               2001     103.2%

9.   BORROWINGS:

     Borrowings are summarized as follows:

                                                     1998               1997
                                                 ----------          ----------
     FHLB advance                                 $3,867,145          $3,919,551
     Employee stock ownership plan debt              118,078             307,125
                                                  ----------          ----------
                                                  $3,985,223          $4,226,676
                                                  ==========          ==========


     FHLB ADVANCE

     The advance from the FHLB, originated at $4.0 million, bears interest at a rate of 6.2% amortizing based on a 30-year term and matures on June 20, 2000. The advance is collateralized by all FHLB stock owned by the Company, amounts on deposit with the FHLB and all of the securities owned by the Company which are held in safekeeping by the FHLB. In addition, a Floating Blanket Lien has been executed whereby qualifying 1-4 family residential loans are pledged as collateral for the advances obtained from the FHLB.
     At March 31, 1998, the Company had the ability to borrow an additional $148,500,000 from the FHLB.

     EMPLOYEE STOCK OWNERSHIP PLAN DEBT

     The Holding Corp. established an employee stock ownership plan financed by a third-party loan from a bank in the amount of $614,250 collateralized by the outstanding shares. The borrowing is guaranteed by the Holding Corp. but does not constitute a legally binding contribution commitment by the Association. The borrowing is payable in semi-annual principal payments of $43,875 over a 7-year period plus interest at a variable rate determined by the creditor (6.5% at March 31, 1998). The borrowing is governed by various debt covenants, the most restrictive of which is the maintenance of certain regulatory capital ratios by the Association.

     FUTURE REPAYMENTS

     The following is a schedule by fiscal year of future principal payments required under the Company's borrowings:

     1999               $   55,752
     2000                  177,390
     2001                3,752,081
                        ----------
                        $3,985,223
                        ==========

     Payments on the ESOP are not required for the year ended March 31, 1999 as prepayments occurred during the year ended March 31, 1998.

10.  INCOME TAXES:

     Income tax expense consisted of the following:


                                  Years Ended March 31,
                            --------------------------------
                               1998        1997        1996
     Current                $  902,276   $247,913   $816,267
     Deferred                  192,971    115,096     97,162
                            ----------   --------   --------
                            $1,095,247   $363,009   $913,429
                            ==========   ========   ========


     The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before tax expense were as follows:

                                                                      Years Ended March 31,
                                                                  -----------------------------
                                                                     1998               1997
     Income before income tax expense                             $3,113,264         $1,137,782
                                                                  ==========         ==========
     Federal income tax expense at statutory rate                 $1,058,510         $  386,846
     Appreciation in employee stock ownership plan shares
      released                                                        76,607             39,414
     Other                                                           (39,870)           (63,251)
                                                                  ----------         ----------
                                                                  $1,095,247         $  363,009
                                                                  ==========         ==========

     The income tax expense reported in the statement of income for 1996 approximated income tax expense based upon the statutory rate.

     Deferred tax assets and liabilities included in other assets consisted of the following:

                                                                                 March 31,
                                                             ------------------------------------------------
                                                                       1998                      1997
      Deferred tax assets:
        Allowance for loan losses                                   $ 492,894                  $ 459,343
        Vacation accrual                                               53,691                     52,329
        Capitalized interest on loans                                  34,655                     35,917
        Deferred loan fees                                             38,976                     29,862
        Other                                                          38,849                     22,317
                                                                    ---------                  ---------
                                                                      659,065                    599,768
                                                                    ---------                  ---------
      Deferred tax liabilities:
        Depreciation                                                 (152,080)                  (125,017)
        Originated mortgage servicing rights                          (85,307)                   (68,943)
        Contributed mortgage servicing rights                        (137,374)                   (28,914)
        FHLB stock dividends                                          (88,629)                   (55,743)
        Other                                                         (90,496)                   (15,190)
                                                                    ---------                  ---------
                                                                     (553,886)                  (293,807)
                                                                    ---------                  ---------
      Net deferred tax asset                                        $ 105,179                  $ 305,961
                                                                    =========                  =========

     It is expected that the Company's deferred tax assets at March 31, 1998 will be realized from the reversal of existing deferred tax liabilities and from the recognition of future taxable income, without relying on tax planning strategies that the Company might not ordinarily follow.

     Retained earnings at March 31, 1998 includes approximately $1,531,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.

11.  EARNINGS PER COMMON SHARE:

     A reconciliation of earnings per common share to earnings per common share
     - assuming dilution is as follows:

                                                                                Years Ended March 31,
                                                                       --------------------------------------
                                                                          1998          1997          1996
    EARNINGS PER COMMON SHARE
    -------------------------

    Net income applicable to common stock                               $2,018,017     $  774,773    $1,687,036
                                                                        ==========     ==========    ==========
    Weighted average number of common shares outstanding                 1,665,123      1,639,904     1,694,312
                                                                        ==========     ==========    ==========
    Earnings per common share                                           $     1.21     $     0.47    $     1.00
                                                                        ==========     ==========    ==========

    EARNINGS PER COMMON SHARE - ASSUMING DILUTION (b)
    -------------------------------------------------

    Net income applicable to common stock                               $2,018,017     $  774,773    $1,687,036

    Effect of dilutive securities:

    Interest on 8% convertible debentures, net of tax                      682,792             (a)      223,660
                                                                        ----------     ----------    ----------
    Net income, adjusted                                                $2,700,809     $  774,773    $1,910,696
                                                                        ==========     ==========    ==========
    Weighted average common shares outstanding                           1,665,123      1,639,904     1,694,312

    Effect of dilutive securities:

    Weighted average common shares issuable under the
      employee stock option plan                                           103,277         52,472        43,740

    Weighted average common shares issuable with the
      conversion of the 8% convertible debentures
      to common stock                                                    1,107,630             (a)      362,292
                                                                        ----------     ----------    ----------
    Weighted average common shares, adjusted                             2,876,030      1,692,376     2,100,344
                                                                        ==========     ==========    ==========
    Earnings per common share - assuming dilution                       $     0.94     $     0.46    $     0.91
                                                                        ==========     ==========    ==========

     (a) The assumed conversion of the 8% convertible debentures has an antidilutive effect on earnings per share for the fiscal year ended March 31, 1997. Accordingly, it is excluded from the calculation of earnings per common share - assuming dilution.

     (b) The assumed conversion of the minority ownership interest in Mitchell into shares of common stock (See Note 2.) has an antidilutive effect on earnings per share. Accordingly, it is excluded from the calculation of earnings per share - assuming dilution.

12.  STOCK-BASED COMPENSATION PLANS:

     INCENTIVE STOCK OPTIONS

     The Company sponsors the 1993 Stock Option and Incentive Plan (the "Plan"), a stock-based compensation plan which is described below. Under the Plan, the Company is authorized to issue 257,730 shares of common stock pursuant to "Awards" granted to officers, key employees and directors in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options not qualified under Section 422 of the Code, stock appreciation rights, limited stock appreciation rights, and restricted stock. The Company granted incentive stock options in the numbers shown in the table below.

     The incentive stock options granted have an exercise price equal to or greater than the fair market value of the common stock on the date of grant. All the options granted have contractual terms of 10 years. The stock options vest according to various schedules. In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted.

     A summary of the status of the Company's stock options as of March 31, 1998 and March 31, 1997 and the changes for the years then ended is presented below:


                                                                         Stock Options
                                                 -------------------------------------------------------------
                                                             Year ended                     Year ended
                                                           March 31, 1998                 March 31, 1997
                                                 ------------------------------  -----------------------------
                                                                     Weighted                          Weighted
                                                                      Average                           Average
                                                                     Exercise                          Exercise
                                                    Shares             Price          Shares             Price
     Options outstanding, beginning of year        149,278             $ 6.82         102,278           $ 5.11
     Granted                                        86,002              15.61          51,356            10.38
     Exercised                                     (11,020)              8.37          (4,356)            8.50
                                                   -------                            -------
     Options outstanding, end of year              224,260              10.14         149,278             6.82
                                                   =======                            =======
     Options exercisable, end of year              133,790               7.07         118,278             5.57
                                                   =======                            =======
     Weighted average fair market value of
       options granted during the year                                 $ 3.72                           $ 2.20

     INCENTIVE STOCK OPTIONS, CONTINUED

     The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   Year ended March 31,
                                      -----------------------------------------------
                                               1998                           1997
     Dividend yield                           1.79%                          2.80%
     Expected volatility                     18.76%                         18.81%
     Risk-free interest rates         5.97 to 6.56%                  6.05 to 6.56%
     Expected lives                         5 years                        5 years

     The following table summarizes information about stock options outstanding:

                                                                              March 31, 1998
                                               ------------------------------------------------------------------------------
                                                    Options Outstanding                         Options Exercisable
                                               ------------------------------------------------------------------------------
                                                                     Weighted
                                                                      Average           Weighted                  Weighted
                                                                     Remaining           Average                   Average
                                                     Number         Contractual         Exercise      Number      Exercise
     Range of Exercise Prices                     Outstanding      Life (Years)          Price      Exercisable    Price
     $5.00 to $7.50                                 97,878             5.54              $ 5.00       97,878       $ 5.00
     $7.75 to $11.625                               40,380             7.88               10.93       19,610        10.18
     $15.375 to $15.875                             86,002             9.38               15.61       16,302        15.79

                                                                         March 31, 1997
                                               ------------------------------------------------------------------------------
                                                    Options Outstanding                         Options Exercisable
                                               ------------------------------------------------------------------------------
                                                                     Weighted
                                                                      Average           Weighted                  Weighted
                                                                     Remaining           Average                   Average
                                                     Number         Contractual         Exercise      Number      Exercise
     Range of Exercise Prices                     Outstanding      Life (Years)          Price      Exercisable    Price
     $5.00 to $7.50                                 98,278              6.25             $ 5.00       98,278        $ 5.00
     $7.75 to $11.625                               51,000              9.46              10.33       20,000          8.33

     RESTRICTED STOCK

     The Company established a Recognition and Retention Plan ("RRP") as a method of providing key officers with a proprietary interest in the Company in a manner designed to encourage such individuals to remain with the Company. Pursuant to the RRP, restricted stock awards for shares representing an aggregate of approximately 2% of the shares of common stock issued during the conversion were granted. This amounted to an additional 33,704 shares being issued as of the conversion date. Stockholders' equity is reduced by unearned compensation in the amount of $83,050 and $82,324 which represents the unvested portion of the RRP at March 31, 1998 and 1997, respectively.

     RESTRICTED STOCK, CONTINUED

     All shares of restricted stock vest at the rate of 20% per year, beginning on the first anniversary of the date of grant. The fair value of the restricted stock awarded by the Company during 1998 and 1997 was $12.00 and $9.13, respectively. In accordance with APB 25, the Company has recognized a compensation cost of $61,674, $49,194, and $42,624 in 1998, 1997 and
     1996, respectively.

     A summary of the status of the Company's restricted stock shares as of March 31, 1998 and 1997, and the changes for the years then ended, is presented below:


                                                                    Restricted Stock
                                                 ----------------------------------------------------------
                                                        Year ended                        Year ended
                                                      March 31, 1998                    March 31, 1997
                                                 --------------------------     ---------------------------
                                                                 Weighted                        Weighted
                                                                 Average                         Average
                                                                  Fair                             Fair
                                                                 Market                           Market
                                                  Shares          Value             Shares         Value
     Share balance, beginning of year             43,704         $ 5.63             40,104        $5.32
     Awards                                        5,200          12.00              3,600         9.13
                                                  ------                            ------
     Share balance, end of year                   48,904           6.31             43,704         5.63
                                                  ======                            ======
     Vested, end of year                          30,923           5.29             22,182         5.16
                                                  ======                            ======


     PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with Statement 123, the Company's net income and net income per common share for 1998, 1997 and 1996 would approximate the pro forma amounts below:

                                                                Year Ended March 31,
                                                --------------------------------------------------
                                                     1998              1997              1996
     Net income - as reported                     $2,018,017         $774,773          $1,687,036
     Net income - pro forma                        1,996,419          782,730           1,715,168
     Earnings per common share - as reported            1.21             0.47                1.00
     Earnings per common share - pro forma              1.20             0.48                1.01

     The effects of applying Statement 123 in this pro forma disclosure are not indicative of future amounts. Statement 123 does not apply to awards prior to 1996.

13.  EMPLOYEE BENEFIT PLANS:

     The Company sponsors a leveraged ESOP that covers all full-time employees who have attained the age of 21 and completed twelve consecutive months of service. The Company makes annual contributions to the ESOP at least equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares are initially placed as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to eligible employees, based on the proportion of debt service paid in the year. The ESOP shares are summarized as follows:

                                                      March 31,
                                          -------------------------------
                                             1998                1997
     Allocated shares                       101,938               67,412
     Unreleased shares                       20,912               55,438
                                           --------             --------
           Total ESOP shares                122,850              122,850
                                           ========             ========
     Fair value of unreleased shares       $564,624             $665,256
                                           ========             ========

     A noncontributory trusteed profit sharing plan covering substantially all employees provides for lump sum distributions in cash upon termination or retirement in accordance with the plan's vesting provisions.
     Contributions, if any, are funded annually, and are determined by the board of directors. No profit sharing contributions were made in 1998 or 1997. During 1996, $29,000 in contributions were recorded.

     An incentive savings plan has been established which is a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. Contributions to the incentive savings plan are determined by the Board of Directors. Employees may also make contributions to the incentive savings plan based upon a percentage of qualified compensation in accordance with the Internal Revenue Service rules and regulations. No contributions were made to this plan in 1998, 1997, or 1996.


14.  REGULATORY MATTERS:

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

     Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 1998, that the Association meets all capital adequacy requirements to which it is subject.

     As of March 31, 1998, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total tangible, core and risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Association's actual capital amounts (in thousands) and ratios are presented in the following table:

                                                                                March 31, 1998
                                           --------------------------------------------------------------------------------------
                                                                                                         To be Well Capitalized
                                                                             Minimum for Capital          for Prompt Corrective
                                                     Actual                   Adequacy Purposes             Action Provisions
                                           -------------------------     -------------------------    ---------------------------
                                              Ratio       Amount            Ratio          Amount         Ratio          Amount
     Stockholders' equity, and ratio
       to total assets                        7.19%       $ 22,701
     Minority interest                                       2,556
     Intangible assets                                      (1,305)
     Other                                                  (1,031)
                                                          --------
     Tangible capital, and ratio to
       adjusted total assets                  7.32%       $ 22,921            1.5%         $ 4,698
                                                          ========                         =======
     Tier 1 (core) capital, and ratio
       to adjusted total assets               7.32%       $ 22,921            4.0%         $12,528         5.0%          $15,660
                                                          ========                         =======                       =======
     Tier 1 capital, and ratio to
       risk-weighted assets                  13.39%       $ 22,921                                         6.0%          $10,274
                                                                                                                         =======
     Allowance for loan losses-
       Tier 2 capital                                        1,393
                                                          --------
     Total risk-based capital, and
       ratio to risk-weighted assets         14.20%       $ 24,314            8.0%         $13,698        10.0%          $17,123
                                                          ========                         =======                       =======
     Total assets                                         $315,529
                                                          ========
     Adjusted total assets                                $313,193
                                                          ========
     Risk-weighted assets                                 $171,228
                                                          ========


                                                                               March 31, 1997
                                           --------------------------------------------------------------------------------------
                                                                                                         To be Well Capitalized
                                                                             Minimum for Capital          for Prompt Corrective
                                                     Actual                   Adequacy Purposes             Action Provisions
                                           -------------------------     -------------------------    ---------------------------
                                              Ratio       Amount            Ratio          Amount         Ratio          Amount
     Stockholders' equity, and ratio
       to total assets                        6.59%      $ 19,324
     Minority interest                                      2,508
     Intangible assets                                     (1,348)
     Other                                                   (969)
                                                         --------
     Tangible capital, and ratio to
       adjusted total assets                  6.71%      $ 19,515             1.5%         $ 4,365
                                                         ========                          =======
     Tier 1 (core) capital, and ratio
       to adjusted total assets               6.71%      $ 19,515             3.0%         $ 8,730         5.0%         $14,550
                                                         ========                          =======                      =======
     Tier 1 capital, and ratio to
       risk-weighted assets                  13.69%      $ 19,515                                          6.0%         $ 8,551
                                                                                                                        =======
     Allowance for loan losses-
      Tier 2 capital                                        1,540
                                                         --------
     Total risk-based capital, and
       ratio to risk-weighted assets         14.77%      $ 21,055             8.0%         $11,401        10.0%         $14,252
                                                         ========                          =======                      =======
     Total assets                                        $293,307
                                                         ========
     Adjusted total assets                               $290,990
                                                         ========
     Risk-weighted assets                                $142,516
                                                         ========

15.  CONCENTRATIONS OF CREDIT RISK:

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

     The Company originates commercial, residential, home improvement, construction and consumer loans primarily to customers in the greater Houston, Texas area and, accordingly, a substantial portion of its debtors' ability to honor their contracts is dependent upon the local Houston economy and real estate market.

16.  COMMITMENTS AND CONTINGENCIES:

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     Financial instruments with off-balance-sheet risk include the following:


                                                                Contract or Notional
                                                               Amounts (in thousands)
                                                                     March 31,
                                                          --------------------------------
                                                              1998               1997
    Financial instruments whose contract amounts
      represent credit risk:
        Commitments to extend credit                        $13,930            $13,757
        Forward commitments to sell loans                     8,893              1,858

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

     LITIGATION

     The Company is involved in various litigation arising from an acquired entity as well as in the normal course of business. In the opinion of management, the ultimate liability, if any, from these actions will not be material to the consolidated financial statements.


17.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

     LOANS RECEIVABLE, CONTINUED

     For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future scheduled and unscheduled cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Unscheduled cash flows take the form of estimated prepayments and may be based upon historical experience as well as anticipated experience derived from current and prospective economic and interest rate environments. For certain types of loans, anticipated prepayment experience exists in published tables from securities dealers.

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

     BORROWINGS AND CONVERTIBLE SUBORDINATED DEBENTURES

     Borrowings include the ESOP debt, the amortizing FHLB advance and convertible subordinated debentures. The estimated fair value of the ESOP debt, FHLB advance and convertible subordinated debentures is based upon the discounted value of the differences between contractual interest rates and current market rates for similar agreements.

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

     The fair value of off-balance sheet financial instruments is estimated to equal the carrying amount at March 31, 1998 and 1997.

     The carrying values and estimated fair values of financial instruments are as follows:


                                                            March 31, 1998                              March 31, 1997
                                               ---------------------------------------     --------------------------------------
                                                  Carrying               Estimated            Carrying               Estimated
                                                    Value                Fair Value             Value                Fair Value
    Financial assets:
      Cash and cash equivalents                 $ 27,043,714            $ 27,043,714        $ 20,790,191            $ 20,790,191
      Securities available for sale                3,244,221               3,244,221           3,331,139               3,331,139
      Securities held to maturity                 92,058,573              92,205,137         108,319,264             107,473,870
      Loans held for sale                         12,920,011              12,920,011           2,660,415               2,660,415
      Loans receivable, net                      160,062,098             160,918,162         138,227,705             139,438,499
      Federal Home Loan Bank stock                 1,508,900               1,508,900           1,933,000               1,933,000
      Accrued interest receivable                  1,827,267               1,827,267           1,816,415               1,816,415
    Financial liabilities:
      Deposits                                   268,990,525             270,269,189         250,218,152             251,113,824
      Convertible subordinated debentures         11,405,000              11,651,316          12,080,000              11,420,717
      Borrowings                                   3,985,223               3,874,371           4,226,676               4,093,764
      Advance from borrowers for taxes
        and insurance                              4,619,011               4,619,011           4,750,945               4,750,945
      Accrued interest payable                       515,161                 515,161             638,278                 638,278

18.  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

     The following condensed statement of financial condition as of March 31, 1998 and 1997 and statements of income and cash flows for the three years ended March 31, 1998 for the Holding Corp. should be read in conjunction with the consolidated financial statements and notes thereto.


                   Statement of Financial Condition
                                                                      March 31,
                                                      -------------------------------------
                                                          1998                     1997
     Assets:
       Cash and cash equivalents                       $ 8,248,731             $ 5,587,194
       Securities available for sale                       498,906                 490,625
       Investment in subsidiary                         22,813,256              19,323,927
       Receivable from Association                           5,000               4,233,750
       Other assets                                      1,674,909               1,381,878
                                                       -----------             -----------
         Total assets                                  $33,240,802             $31,017,374
                                                       ===========             ===========
     Liabilities:
       Convertible subordinated debentures             $11,405,000             $12,080,000
       Other liabilities                                   348,380                 427,116
                                                       -----------             -----------
         Total liabilities                              11,753,380              12,507,116
                                                       -----------             -----------
      Stockholders' equity:
        Common stock                                        18,996                  18,209
        Additional paid-in capital                       9,927,373               8,695,882
        Unearned ESOP shares                              (118,078)               (307,125)
        Retained earnings                               13,108,214              11,565,900
        Net unrealized appreciation (depreciation)
          on securities available for sale, net of tax       7,418                  (6,107)
        Treasury stock                                  (1,456,501)             (1,456,501)
                                                       -----------             -----------
          Total stockholders' equity                    21,487,422              18,510,258
                                                       -----------             -----------
            Total liabilities and stockholders'
              equity                                   $33,240,802             $31,017,374
                                                       ===========             ===========

                                                                     Years Ended March 31,
                                                         ---------------------------------------------------
                    Statement of Income                      1998                1997               1996
     Interest income                                      $    90,437        $    43,621        $    25,775
     Interest expense                                       1,034,534          1,048,428            338,878
                                                          -----------        -----------        -----------
       Net interest income                                   (944,097)        (1,004,807)          (313,103)

     Other expense, net                                       326,354            307,922            239,931
     Income tax benefit                                      (434,500)          (446,300)          (152,800)
     Equity in earnings of Association                      2,853,968          1,641,202          2,087,270
                                                          -----------        -----------        -----------
       Net income                                         $ 2,018,017        $   774,773        $ 1,687,036
                                                          ===========        ===========        ===========

                                                                     Years Ended March 31,
                                                         ---------------------------------------------------
                Statement of Cash Flows                      1998                1997               1996
     Operating activities:
       Net income                                         $ 2,018,017        $   774,773        $ 1,687,036
       Equity in earnings of Association, less
         dividends                                         (2,853,968)        (1,641,202)        (1,237,270)
       Changes in other assets and other liabilities         (347,829)          (353,255)           297,838
       Decrease (increase) in accounts receivable
         from Association                                   4,228,750         (4,233,750)
                                                          -----------        -----------        -----------
         Net cash provided by (used in)
           operating activities                             3,044,970         (5,453,434)           747,604
                                                          -----------        -----------        -----------
     Financing activities:
       Net proceeds from issuance of convertible
         subordinated debentures                                                                 11,295,640
       Net proceeds from issuance of common stock              92,270             69,876             38,000
       Dividends paid                                        (475,703)          (229,457)          (237,298)
       Purchase of treasury stock                                                                  (790,494)
                                                          -----------        -----------        -----------
         Net cash provided by (used in)
           financing activities                              (383,433)          (159,581)        10,305,848
                                                          -----------        -----------        -----------
     Net increase (decrease) in cash and cash
       equivalents                                          2,661,537         (5,613,015)        11,053,452
     Cash and cash equivalents at beginning of year         5,587,194         11,200,209            146,757
                                                          -----------        -----------        -----------
     Cash and cash equivalents at end of year             $ 8,248,731        $ 5,587,194        $11,200,209
                                                          ===========        ===========        ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

     Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

     Information regarding the business experience of the executive officers of the Company and the Association who are not also directors contained in Part I of this Form 10-KSB is incorporated herein by reference.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1998, the Company complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28,1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

                                                                              REFERENCE TO
                                                                             PRIOR FILING OR
REGULATION                                                                   EXHIBIT NUMBER
S-B EXHIBIT                                                                     ATTACHED
  NUMBER                                  DOCUMENT                               HERETO
----------                                --------                            ---------------

2                Plan of acquisition, reorganization, arrangement,
                 liquidation or succession                                 None

3                (a) Certificate of Incorporation                          *
                 (a)(i) Certificate of Amendment to Certificate of         3(a)(i)
                 Incorporation

                 (b) By-Laws                                               *

4 Instruments defining the rights of securityholders, including debentures

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

12               Statement re:  computation of ratios                       12
13               Portions of Annual Report to Security Holders             None
16               Letter re:  change in certifying accountants              None
18               Letter re:  change in accounting principles               None
21               Subsidiaries of Registrant                                 21
22               Published report regarding matters submitted to vote
                 of security holders                                       None

23               Consent of Independent Accountants                         23
24               Power of Attorney                                       Not required
27               Financial Data Schedule                                    27
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

     (B)  REPORTS ON FORM 8-K

     There were two reports on Form 8-K filed during the quarter ended March 31, 1998:

     1)   a)  Report dated January 27, 1998.
          b) Item 5 - Reporting the issuance of a press release announcing the declaration of a cash dividend and earnings for the quarter ended December 31, 1997.
          c)  No financial statements were filed.

     2)   a)  Report dated March 22, 1998.
          b) Item 5 - Reporting the issuance of a press release announcing an unsolicited acquisition offer.
          c)  No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORT BEND HOLDING CORP.


Date:   June 29, 1998                By:  /s/Lane Ward
      ---------------                   ---------------------------------
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



/s/Lane Ward                            /s/Robert W. Lindsey
------------                            --------------------
Lane Ward, Vice Chairman, President,    Robert W. Lindsey, Chairman
 Chief Executive Officer and Director   of the Board
 (Principal Executive Officer)


Date:  June 29, 1998                    Date:  June 29, 1998
     --------------------                    ------------------


/s/David D. Rinehart                    /s/George C. Brady
--------------------                    ------------------
David D. Rinehart, Executive Vice       George C. Brady, Director
 President and Chief Financial
 Officer (Principal Financial
 and Accounting Officer)


Date:  June 29, 1998                    Date:  June 29, 1998
     --------------------                    ------------------


/s/J. Patrick Gubbels                   /s/William A. Little
---------------------                   --------------------
J. Patrick Gubbels, Director            William A. Little, Director


Date:  June 29, 1998                    Date:  June 29, 1998
     --------------------                    ------------------


/s/Wayne O. Poldrack                    /s/Doyle G. Callender
--------------------                    ----------------------------
Wayne O. Poldrack, Director             Doyle G. Callender, Director


Date:  June 29, 1998                    Date:  June 29, 1998
     --------------------                    ------------------


/s/Ron L. Workman
----------------------------
Ron L. Workman, Director


Date:  June 29, 1998
     --------------------