Form 10QSB
period 1998-06-30
FORT BEND HOLDING CORP
filed 1998-08-12
CIK 896766

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

There were 1,993,156 shares and 1,816,808 shares of Common Stock ($0.01 par value) issued and outstanding, respectively, as of August 4, 1998.

                                    1 of 24

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            FORT BEND HOLDING CORP.
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


ASSETS                                                                                     JUNE 30, 1998         MARCH 31, 1998
Cash and due from banks                                                                $            6,298     $           6,260
Short-term investments                                                                             26,037                20,484
Certificates of deposit                                                                               400                   300
                                                                                       ------------------     -----------------

          TOTAL CASH AND CASH EQUIVALENTS                                                          32,735                27,044

Investment securities available for sale, at market                                                 2,987                 2,962
Investment securities held to maturity (estimated market value of
  $7,987 and  $8,984 at June 30, 1998 and
   March 31, 1998, respectively)                                                                    8,245                 9,244
Mortgage-backed securities available for sale, at market                                              261                   282
Mortgage-backed securities held to maturity (estimated  market value of $76,001 and $83,222 at June 30, 1998
  and March 31, 1998, respectively)                                                                75,669                82,815
Loans held for sale                                                                                13,852                12,920
Loans receivable, net                                                                             164,984               160,062
Premises and equipment, net                                                                         4,735                 4,738
Mortgage servicing rights, net                                                                      7,361                 7,603
Prepaid expenses and other assets                                                                   6,286                 7,680
Goodwill, net                                                                                       1,233                 1,256
                                                                                       ------------------     -----------------
          TOTAL ASSETS                                                                 $          318,348     $         316,606
                                                                                       ==================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                          $          267,602     $         268,991
     Convertible Subordinated Debentures                                                           10,415                11,405
     Borrowings                                                                                     4,472                 3,985
     Advances from borrowers for taxes and insurance                                                7,151                 4,619
     Accounts payable, accrued expenses and other liabilities                                       3,325                 3,646
                                                                                       ------------------     -----------------
          TOTAL LIABILITIES                                                                       292,965               292,646
                                                                                       ------------------     -----------------
Minority interest in consolidated subsidiary                                                        2,630                 2,556
                                                                                       ------------------     -----------------
Stockholders' equity:
      Serial preferred stock, $.01 par value - 1,000,000 shares authorized, none outstanding
      Common Stock, $.01 par value, 4,000,000 shares authorized,
         1,993,156 shares issued and 1,816,808 shares outstanding at
         June 30, 1998 and 1,899,654 shares issued and 1,723,306
         shares outstanding at March 31, 1998                                                          20                    19
      Additional paid-in capital                                                                   10,901                 9,927
      Unearned employee stock ownership plan shares                                                  (118)                 (118)
      Deferred compensation                                                                           (99)                  (83)
      Net unrealized appreciation on available for sale securities                                      2                     7
      Retained earnings (substantially restricted)                                                 13,503                13,108
      Treasury stock, at cost - 176,348 shares                                                     (1,456)               (1,456)
                                                                                       ------------------     -----------------
          TOTAL STOCKHOLDERS' EQUITY                                                               22,753                21,404
                                                                                       ------------------     -----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $          318,348     $         316,606
                                                                                       ==================     =================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            FORT BEND HOLDING CORP.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                 1998        1997
INTEREST INCOME:
   Loans                                                                                      $  3,800    $  3,364
   Short-term investments                                                                          384         159
   Investment securities                                                                           179         241
   Mortgage-backed securities                                                                    1,285       1,576
                                                                                              --------    --------
      TOTAL INTEREST INCOME                                                                      5,648       5,340
                                                                                              --------    --------
INTEREST EXPENSE:
   Deposits                                                                                      2,765       2,668
   Borrowings                                                                                      273         337
                                                                                              --------    --------
      TOTAL INTEREST EXPENSE                                                                     3,038       3,005
                                                                                              --------    --------
      NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                       2,610       2,335

PROVISION FOR LOAN LOSSES                                                                           45          63
                                                                                              --------    --------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                        2,565       2,272
                                                                                              --------    --------
NONINTEREST INCOME:
   Loan fees and charges                                                                         1,075         728
   Loan servicing income, net                                                                      206         297
   Service charges on deposit accounts                                                             224         210
   Gain on sales of  loans                                                                         297          97
   Other income                                                                                    207         189
                                                                                              --------    --------
      TOTAL NONINTEREST INCOME                                                                   2,009       1,521
                                                                                              --------    --------
NONINTEREST EXPENSE:
   Compensation and benefits                                                                     2,001       1,749
   Office occupancy and equipment                                                                  488         447
   Federal insurance premiums                                                                       43          40
   Data processing fees                                                                            173         126
   Other expense                                                                                   838         555
                                                                                              --------    --------
      TOTAL NONINTEREST EXPENSE                                                                  3,543       2,917
                                                                                              --------    --------
   INCOME  BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                                       1,031         876

INCOME TAX EXPENSE                                                                                 336         278
                                                                                              --------    --------
INCOME BEFORE MINORITY INTEREST                                                                    695         598

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY                                         123          79
                                                                                              --------    --------
NET INCOME                                                                                    $    572    $    519
                                                                                              ========    ========
EARNINGS PER COMMON SHARE                                                                     $   0.32    $   0.31
                                                                                              ========    ========
EARNINGS PER COMMON SHARE - ASSUMING DILUTION                                                 $   0.24    $   0.24
                                                                                              ========    ========
DIVIDENDS PER COMMON SHARE                                                                    $   0.10    $  0.035
                                                                                              ========    ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            FORT BEND HOLDING CORP.
           CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      1998        1997
NET INCOME                                                                          $    572     $   519
                                                                                    --------     -------
Other comprehensive income, net of tax:
   Unrealized appreciation (depreciation) on available for sale securities                (8)          9
   Income tax (provision) benefit                                                          3          (3)

                                                                                    --------     -------
Other comprehensive income                                                                (5)          6
                                                                                    --------     -------
COMPREHENSIVE INCOME                                                                $    567     $   525
                                                                                    --------     -------


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            FORT BEND HOLDING CORP.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                      JUNE 30,
OPERATING ACTIVITIES:                                                                            1998                   1997
     Net income                                                                       $           572         $          519
       Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
     Provision for loan losses                                                                     45                     63
     Depreciation                                                                                 159                    145
     Compensation charge related to release of ESOP shares                                        ---                    166
     Amortization                                                                                 462                    408
     Minority interest in income of consolidated subsidiary                                       123                     79
     Gain on sales of loans, net                                                                 (297)                   (97)
     Origination of loans held for sale and mortgage servicing rights                         (35,739)               (25,601)
     Proceeds from sales of loans held for sale                                                34,882                 13,293
     Other, net                                                                                   761                     (7)
                                                                                      ---------------         --------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    968                (11,032)
                                                                                      ---------------         --------------
INVESTING ACTIVITIES:
     Purchase of investment securities available for sale                                         (32)                  (33)
     Purchase of investment securities held to maturity                                           ---                (1,992)
     Proceeds from maturities of investment securities held to maturity                         1,000                   ---
     Principal collected on mortgage-backed securities                                          7,146                 3,243
     Net increase in loans receivable                                                          (4,896)               (7,017)
     Purchase of premises and equipment                                                          (156)                  (53)
     Proceeds from sale of real estate                                                             90                   200
     Proceeds from redemption of Federal Home Loan Bank stock                                     169                   512
     Other, net                                                                                   (12)                  (14)
                                                                                     ----------------        --------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  3,309                (5,154)
                                                                                     ----------------        --------------
FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                                       (1,389)               18,360
     Net increase in short-term borrowings                                                        ---                 2,000
     Proceeds from long-term borrowings                                                           500                   ---
     Increase in advances from borrowers for taxes and insurance                                2,532                 2,778
     Dividends paid                                                                              (177)                  (58)
     Other, net                                                                                   (52)                  (62)
                                                                                     ----------------        --------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                            1,414                23,018
                                                                                     ----------------        --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       5,691                 6,832

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               27,044                20,790
                                                                                     ----------------        --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $         32,735        $       27,622
                                                                                     ================        ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Real estate acquired in settlement of loans                                     $             23        $            9
     Loans originated related to sales of real estate                                             ---                   240
     Issuance of common stock to RRP                                                               24                    62
     Subordinated debentures converted to common stock                                            990                    50

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The unaudited information as of June 30, 1998 and for the three months ended June 30, 1998 and 1997 includes the results of operations of Fort Bend Holding Corp. (the "Holding Corp.") and its wholly-owned subsidiary Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association"). The Association's financial statements include its 51% owned subsidiary Mitchell Mortgage Company, L.L.C. ("Mitchell") (see Note
     3). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

     The March 31, 1998 condensed consolidated statement of financial condition data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

     Certain previously reported amounts have been reclassified to conform to the fiscal 1999 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity.

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

3.   BUSINESS COMBINATION

     On January 2, 1997 the Association executed an agreement with The Woodlands Corporation to acquire a controlling interest in Mitchell, a new limited liability company. Mitchell was formed for the purpose of engaging in the mortgage banking business, including the origination and servicing of single-family purchase loans, single-family construction loans and commercial and multifamily real estate loans. The Woodlands Corporation contributed certain mortgage loans and its mortgage servicing portfolio and liabilities of its wholly-owned mortgage banking subsidiary, Mitchell Mortgage Company ("Old Mitchell"), in exchange for a 49% ownership interest in Mitchell and the Association contributed cash of approximately $2.6 million in exchange for a 51% ownership interest in Mitchell. In connection with the transaction, Old Mitchell (and The Woodlands Land Development Company, L.P., as successor) was granted an option to convert, upon the occurrence of certain events, its ownership interest in Mitchell into shares of the common stock of the Holding Corp. at a rate of 82.304 shares for each $1,000 of ownership interest in Mitchell, or $12.15 per share, in an amount not to exceed 9.9% of the Company's outstanding common stock after conversion. Any amount that would otherwise be required to be issued exceeding 9.9% of the Holding Corp.'s outstanding common stock would be paid in cash. The option becomes exercisable on January 2, 1999 and expires on January 2, 2002.

                                  (UNAUDITED)


     The Association has guaranteed Mitchell's performance with the Government National Mortgage Association and has insured that Mitchell will maintain a required minimum net worth or the Association will infuse additional capital to cure any deficiency.

4.   RECOGNITION AND RETENTION PLAN

     The Holding Corp. has established a Recognition and  Retention Plan
     ("RRP") as a method of providing key officers with a proprietary interest in the Holding Corp. in a manner designed to encourage such individuals to remain with the Holding Corp. or the Association. All outstanding awards
     vest at a rate of 20% per year.   A total of 52,650 shares have been
     authorized of which 49,904 shares had been granted under the RRP as of June 30, 1998.

5.   NON-PERFORMING ASSETS

     Impaired loans decreased $5,000 during the three months ended June 30, 1998. The decline resulted from loan amortization from scheduled payments made on the two loans. Each of these loans was previously classified as impaired. Foreclosed assets decreased $46,000 during the three months ended June 30, 1998, which primarily reflected the sale of a single-family house.

     The following table summarizes impaired loan information as of June 30, 1998 (in thousands).

             Impaired loans                                          $   653
             Impaired loans with a specific reserve of $111
               for loan losses calculated under SFAS 114             $   267
             Impaired loans which do not have a specific
               reserve for loan losses calculated under
               SFAS 114                                              $   386

                                  (UNAUDITED)


6.   CONVERTIBLE SUBORDINATED DEBENTURES AND OTHER BORROWINGS

     In December 1995, the Holding Corp. issued $12.1 million of 8% Convertible Subordinated Debentures due December 1, 2005. Interest is payable June 1 and December 1 of each year through maturity. The debentures are convertible at any time prior to maturity at the rate of 92.592 shares of common stock for each $1,000 of principal, or $10.80 per common share. Total shares issuable with the conversion of the debentures was 964,345 at June 30, 1998. The debentures may be redeemed at the option of the Holding Corp., in whole or in part, at any time on or after December 1, 1998.

     During the three months ended June 30, 1998 and 1997, debenture holders converted debentures with a principal balance of $990,000 and $50,000, respectively.

     Borrowings at June 30, 1998 included two advances from the Federal
     Home Loan Bank of Dallas (the "FHLB"), a $4.0 million advance and a $500,000 advance. The $4.0 million advance, which had a balance of $3,854,000 at June 30, 1998, bears interest at a rate of 6.205%, amortizes based on a 30 year term and matures on July 3, 2000. The $500,000 advance, which had a balance of $500,000 at June 30, 1998, bears interest at a rate of 5.76%, amortizes based on a 30 year term and matures on June 27, 2008. These advances are collateralized by mortgage-backed securities.
     Borrowings also included an Employee Stock Ownership Plan ("ESOP") loan with a balance of $118,000 at June 30, 1998. This loan, which has semi-annual principal payments of $43,875 plus interest at a variable rate due each June 30 and December 31, matures June 30, 2001. Principal payments on the ESOP loan are not required for the fiscal year ended March 31, 1999, and none have been made, as prepayments occurred during the fiscal year ended March 31, 1998.

     The following is a schedule by fiscal year of future principal payments required under the amortizing advance agreements and the ESOP loan (in thousands):

                     $4.0 Million          $500,000
                     FHLB Advance        FHLB Advance        ESOP Loan
                     ------------        ------------        ---------

      1999              $   42             $  4               $ --
      2000                  59                7                118
      2001               3,753                7
      2002                                    7
      2003                                    8
      Thereafter                            467

                                  (UNAUDITED)


7.   EARNINGS PER COMMON SHARE

     The following table reconciles earnings per common share to earnings per common share - assuming dilution (in thousands, except share and per share data).

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                    1998                1997
 EARNINGS PER COMMON SHARE
 Net income applicable to common stock                         $        572       $        519
 Weighted average number of common
     shares outstanding                                           1,764,066           1,653,616
                                                               ------------       -------------
 Earnings per common share                                     $       0.32       $        0.31
                                                               ============       =============
 EARNINGS PER COMMON SHARE - ASSUMING DILUTION (a)
 Net income applicable to common stock                         $        572       $         519
 Effect of dilutive securities:
 Interest on 8% convertible debentures,
     net of tax                                                         139                 173
                                                               ------------       -------------
 Net income, adjusted                                          $        711       $         692
                                                               ============       =============
 Weighted average common shares
     outstanding                                                  1,764,066           1,653,616
 Effect of dilutive securities:
 Weighted average common shares issuable
     under the stock option plan                                    134,848              73,389
 Weighted average common shares
     issuable with the conversion of the 8%
     convertible debentures to common stock                       1,016,340           1,114,696
                                                               ------------       -------------
 Weighted average common shares, adjusted                         2,915,254           2,841,701
                                                               ============       =============
 Earnings per common share -
     assuming dilution                                         $       0.24       $        0.24
                                                               ============       =============

(b) The assumed conversion of the minority ownership interest in Mitchell into shares of common stock (Note 3) has an antidilutive effect on earnings per share. Thus, it is excluded from the calculation of earnings per share-assuming dilution.

                                  (UNAUDITED)


8.   SUBSEQUENT EVENTS

     On July 22, 1998, the Holding Corp. declared a cash dividend of $.10 per common share payable on September 2, 1998 to shareholders of record on August 12, 1998.

                                    ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

GENERAL

Fort Bend Holding Corp. (the "Holding Corp.") was incorporated under the laws of the State of Delaware to become a savings and loan holding company with Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association") as its subsidiary. The Holding Corp. was incorporated at the direction of the Board of Directors of the Association, and on June 30, 1993, acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "Conversion"). Prior to the Conversion, the Holding Corp. did not engage in any material operations and at June 30, 1998 it had no significant assets or liabilities other than the investment in the capital stock of the Association, a participation purchased in a multifamily loan originated by Mitchell, investment securities, deferred charges from the subordinated debenture issue, cash and cash equivalents and the subordinated debentures. In January, 1997 the Association acquired, and has consolidated in its financial statements, a 51% ownership interest in Mitchell. Unless the context otherwise requires, all references herein to the Holding Corp. include the Holding Corp. and the Association on a consolidated basis.

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

In November 1997, home equity lending was approved in Texas. Since January 1998, the Association has been lending on the equity in homesteads in Texas through a home equity lending program and, at June 30, 1998, principal outstanding on home equity loans was approximately $4.1 million.

In order to meet the financial services needs of the communities it serves, the Association's growth strategy has been to grow in a reasonable, prudent manner which may include expansion of the branch network or the acquisition of other financial institutions and related companies operating generally within a 100 mile radius of Rosenberg, Texas. In furtherance of this growth strategy, the Association has increased the portfolio allocation of single-family construction lending, including the origination of speculative loans to qualified builders, commercial real estate lending and consumer lending. Residential construction loans to owner-occupants are generally underwritten
using the same criteria as for one- to four-family residential  loans.   Loan
proceeds are disbursed in increments as construction progresses and inspections
warrant.    On December 17, 1997, the Association received approval, from the
Office of Thrift Supervision, to open a new branch in The Woodlands, Texas. The branch facility initially will be located in the offices of Mitchell and is expected to open in fiscal 1999.

                                    ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


Loan servicing has been one of the stable income providers for the Association and will continue to be expanded, to the extent possible, through the retention of servicing for loans originated and sold into the secondary market, as well as through the purchase of mortgage servicing rights, to the extent deemed appropriate (and subject to market conditions at the time). At June 30, 1998, the Association serviced approximately $295 million of loans for others and Mitchell serviced approximately $599 million of loans for others for a total of $894 million of loans serviced for others. Management believes purchases of loan servicing rights may allow the Holding Corp. to take advantage of some economies of scale related to servicing.

Interest rates have decreased slightly subsequent to March 31, 1998. The impact of these changes may be a higher volume of permanent single-family lending activity, higher prepayment rates, and increased amortization of mortgage service rights. It is difficult to determine the impact of changing interest rates on the net interest margin. The Association's one year interest sensitivity gap was a positive 20.40% at June 30, 1998. A positive gap indicates there are more interest-earning assets repricing during a stated period than interest-bearing liabilities, potentially resulting in an increase in the spread on such assets and liabilities in a rising rate environment and a decrease in the spread in a declining rate environment. A negative gap would have the opposite effect.

At June 30, 1998, the Holding Corp. had unrealized gains and losses in its investment securities and mortgage-backed securities which are being held to maturity. The Holding Corp. has both the intent and ability to hold these securities until maturity. Management believes the Holding Corp. will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. Therefore, management believes that none of the unrealized losses should be considered other than temporary.

Most of the mortgage-backed securities are agency securities and are either guaranteed by the full faith and credit of the United States Government (i.e.
GNMA) or are insured by a Government Sponsored Enterprise (i.e. FNMA or FHLMC). Private issue mortgage-backed securities consist of the "A" piece of "A-B" structured securities where the "B" piece is subordinate to the "A" piece and which were initially rated one of the two highest categories by one or more of the rating agencies. Most of these securities have pool insurance and/or reserve funds in addition to the subordination of the "B" piece. Collateral for these securities is whole mortgage loans. None of these securities are considered "high risk" as defined by the Office of Thrift Supervision and none
have failed  to   pass  the   Federal  Financial   Institution  Examination
Council ("FFIEC") mandatory test for "high risk" securities. The Association does not invest in "high risk" securities.

The management of the investment portfolio is not designed to be the primary source of funds for the Association's operations. Rather, it is viewed as a use of funds generated by the Association to be invested in interest-earning assets to be held to maturity. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities vary depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow requirements of the Association since the Association has the ability to borrow funds from the Federal Home Loan Bank of Dallas. As of June 30, 1998, the Association had the ability to borrow up to an additional $142 million from the Federal Home Loan Bank of Dallas if cash flow requirements cannot be met by attracting deposits from its customer base (its primary source of funds) or from repayment of loans and other sources.

                                    ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


The following schedule provides detail of the investment securities and the mortgage-backed securities which are held to maturity, along with the related unrealized gains and losses, at June 30, 1998 and March 31, 1998.

SCHEDULE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES
HELD TO MATURITY

(IN THOUSANDS)                                JUNE 30, 1998                                    MARCH 31, 1998
                              ------------------------------------------------    -----------------------------------------------
                                                              UNREALIZED                                          UNREALIZED
                                 BOOK       MARKET      ----------------------      BOOK      MARKET        ---------------------
TYPE OF SECURITY                VALUE       VALUE         GAINS        LOSSES       VALUE     VALUE           GAINS       LOSSES
                              ---------    ---------    ---------    ---------    ---------  ---------      ---------    --------

INVESTMENT SECURITIES:
U.S. Treasury Notes            $   999     $  1,005     $      6     $    ---     $    999    $   1,007        $   8      $---
World Bank Bond and
 FHLB Debentures                 4,250        4,005          ---          245        5,249        5,008            4        245
FNMA and FHLMC Debentures        2,996        2,977            7           26        2,996        2,969            9         36
                               -------     --------     --------     --------     --------    ---------        -----      -----
    TOTAL HELD TO MATURITY     $ 8,245     $  7,987     $     13     $    271     $  9,244    $   8,984        $  21      $ 281
                               =======     ========     ========     ========     ========    =========        =====      =====
MORTGAGE-BACKED SECURITIES:
FNMA
  Fixed                        $ 7,711     $  7,992     $    284     $      3     $  8,225    $   8,553        $ 332      $   4
  Adjustable                    11,663       11,711          104           56       12,309       12,360          112         61
FHLMC
  Fixed                          3,496        3,566           73            3        4,040        4,125           89          4
  Adjustable                    12,381       12,407           87           61       13,101       13,121           89         69
GNMA
  Fixed                          1,818        1,914           96          ---        2,015        2,138          123        ---
  Adjustable                     4,895        4,965           71            1        5,406        5,484           78        ---
Private Issue
  Adjustable                     2,624        2,613            8           19        2,790        2,779            9         20
CMO
  Fixed
    FNMA                         9,936        9,931           13           18       10,992       11,006           24         10
    FHLMC                        7,838        7,845           19           12        9,211        9,223           27         15
    Private                      2,060        2,076           16          ---        2,975        3,004           29        ---
  Adjustable
    FNMA                         2,935        2,887          ---           48        2,935        2,859          ---         76
    FHLMC                        6,431        6,235           12          208        6,582        6,358           11        235
    Private                      1,881        1,859          ---           22        2,234        2,212          ---         22
                               -------     --------     --------     --------     --------    ---------        -----      -----
      TOTAL HELD TO MATURITY   $75,669     $ 76,001     $    783     $    451     $ 82,815    $  83,222        $ 923      $ 516
                               =======     ========     ========     ========     ========    =========        =====      =====

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                                   CONTINUED


IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Association's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

The Association outsources its primary data processing functions. To date, the Association has solicited confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the Year 2000. Most vendors have responded with the status of their efforts to become Year 2000 compliant. The Association has established a management committee to identify all of its functions potentially affected by the Year 2000 issue and to ensure that re-programming and testing of the affected systems will be substantially completed by December 31, 1998, thus allowing adequate time for implementation. Management believes that, with modifications to existing hardware and software and conversions to new software, the Year 2000 issue will not pose a significant operational problem for the Association. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could "reinfect" the Association's computer systems. The Association could be adversely affected by the Year 2000 issue if it or unrelated parties fail to successfully address this issue. It is currently estimated that the Association will spend approximately $100,000 on the Year 2000 issue.


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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                                   CONTINUED


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

The Holding Corp. had net income of $572,000, or $0.32 earnings per common share and $0.24 earnings per common share - assuming dilution, for the three months ended June 30, 1998 compared to net income of $519,000, or $0.31 earnings per common share and $0.24 earnings per common share - assuming dilution, for the same period in fiscal 1998.

Net interest income, before provision for loan losses, increased $275,000 to $2.6 million during the three months ended June 30, 1998. Interest income increased $308,000 to $5.6 million and primarily reflected a $20.5 million increase in the average balance of interest-earning assets, partially offset by a decrease of .12% in the average yield on interest-earning assets to 7.65% for the three months ended June 30, 1998 compared to 7.77% for the three months ended June 30, 1997. An increase of $25.4 million in the average balance of loans receivable and $11.9 million in investments, partially offset by a decrease of $16.8 million in mortgage-backed securities, contributed to the
increase in interest-earning assets.   The  increase  in  the average loan
balance reflected an increase of approximately $23.6 million from the Mitchell loan portfolio, of which $9.3 million were construction loans. The decrease in average yield reflected a decrease in yields on loans receivable of .29% to 8.62% for the three months ended June 30, 1998 compared to 8.91% for the three months ended June 30, 1997. This decrease was partially offset by the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.54% into portfolio loans with an average rate of 8.62%.

Interest expense increased $33,000 and primarily reflected an increase of $7.5 million in the average balance of interest-bearing liabilities. Average deposits increased $9.4 million reflecting an increase in average time deposits of $5.5 million and increased escrow deposits associated with the increase in loans receivable and loans serviced for others and average borrowings decreased $1.9 million primarily reflecting a decrease in the average convertible subordinated debenture and Federal Home Loan Bank advance balances of $1.2
million and $553,000, respectively.   For the quarter ended June 30, 1998, the
average rate paid on deposits was 4.54% and the average rate paid on borrowings was 7.28% compared to 4.56% and 7.98%, respectively, for the quarter ended June 30, 1997.

Management determines the amount of the allowance for loan losses which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors related to the collectibility of the loans. The provision for loan losses for the three months ended June 30, 1998 was $45,000 compared to $63,000 for the same period in the last fiscal year and was provided for estimated losses believed by management to be inherent in the loan portfolio. Included in the provision for loan losses for the three months ended June 30, 1997 were $45,000 in specific reserves. See "Asset Quality" for a further discussion of the allowance for loan losses and the Association's non-performing assets at June 30, 1998.

Non-interest income increased $488,000 to $2.0 million for the three months ended June 30, 1998 compared to $1.5 million for the same period in fiscal 1998. The increase reflects an increase in loan fees and charges of $347,000 to $1.1 million which primarily reflected increased commercial, multifamily and construction lending. The Association originated $55 million of commercial and multifamily loans and $34 million of construction

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                   CONTINUED

loans during the three months ended June 30, 1998 compared to $35 million of commercial and multifamily loans and $27 million of construction loans during the same period in fiscal 1998. Gain on sales of loans increased $200,000. The principal balance of loans sold during the three months ended June 30, 1998 was $34.6 million compared to $13.2 million for the same period in fiscal 1998. These increases were partially offset by a decrease in loan servicing income, net of amortization, of $91,000 to $206,000 for the three months ended June 30, 1998 compared to $297,000 for the same period in fiscal 1998. This decrease is primarily caused by an increase in the amortization of mortgage servicing rights of $80,000 to $487,000 compared to $407,000 for the same period in fiscal 1998. This increase in amortization is the result of increased run off in the loan servicing portfolio due to the current favorable interest rate environment. The Holding Corp. originated $35.7 million of loans held for sale and mortgage servicing rights during the three months ended June 30, 1998 compared to $25.6 million for the same period in fiscal 1998.

Non-interest expense increased $626,000 to $3.5 million for the three months ended June 30, 1998 compared to $2.9 million for the same period in fiscal 1998. This increase reflects an increase in compensation and benefits of $252,000 resulting from normal salary adjustments within the Association, increased overtime, and commissions on loan originations due to the higher loan volume in the current year. Office occupancy and equipment increased $41,000 to $488,000 for the three months ended June 30, 1998 compared to $447,000 for the same period in fiscal 1998. This increase is primarily due to an increase in depreciation of $10,000 related to fiscal 1998 equipment additions and an increase in telephone charges of $13,000 related to the installation of a new
phone system.   Data processing fees increased $47,000 to $173,000 for the three months ended June 30, 1998 compared to $126,000 for the same period in fiscal 1998. The increase was primarily due to data processing fees associated with computer upgrades and increased service bureau costs. Also, the Holding Corp. incurred $9,000 of costs related to the Year 2000 issue during the three months ended June 30, 1998. Other expense increased $283,000 to $838,000 for the three months ended June 30, 1998 compared to $555,000 for the same period in fiscal 1998. The increase was primarily due to an increase of $129,000 in loan origination and service charges, such as appraisals, flood data services, and credit reports, associated with the higher loan volume in the current year. Legal expenses increased $37,000 when compared to the prior year primarily as a result of costs incurred related to the unsolicited acquisition offer received in March 1998. Such costs may reoccur if the Holding Corp. receives another offer. Also, the Holding Corp. recognized certain other acquisition related expenses which had been previously deferred.

Income tax expense was $336,000 for the three months ended June 30, 1998 compared to $278,000 for the same period in fiscal 1998. The increase primarily reflected the increase in income before tax.

Minority interest in net income of consolidated subsidiary increased $44,000 to $123,000 for the three months ended June 30, 1998 compared to $79,000 for the same period in fiscal 1998. The increase reflected an increase in net income of Mitchell of approximately $90,000 to $252,000 for the three months ended June 30, 1998 from $162,000 for the same period in fiscal 1998.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


ASSET/LIABILITY MANAGEMENT

The Holding Corp. attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Holding Corp.'s policies are designed to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its
interest-earning assets  and   interest-bearing    liabilities  (interest
sensitivity gap).     The  Holding  Corp.  has implemented these policies by
generally selling long-term fixed rate mortgage loan originations, retaining its
adjustable rate  mortgage  and construction loans,  originating   and  retaining
short-term consumer loans and purchasing adjustable rate or short-term maturity loans. Through Mitchell, fixed rate commercial real estate loans are originated and sold in the secondary market. Servicing is retained on most of these loans.
As a  result  of these policies, the Holding Corp.'s cumulative  one   year
interest sensitivity gap at June 30, 1998 was a positive 20.40%. Changes in interest rates, prepayment rates and early withdrawal levels will affect the interest sensitivity gap of the Holding Corp.


ASSET QUALITY

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity.

As a result of this review process, management recorded an additional provision of $45,000 for loan losses during the three months ended June 30, 1998. Net charge-offs for the three months ended June 30, 1998 totaled $14,000 and were attributable to six consumer loans. The Association's allowance for loan losses increased to $1,623,000 or .97% of total loans at June 30, 1998, compared to $1,592,000 or 0.99% of total loans at March 31, 1998. The Association's allowance for loan losses as a percent of total non-performing assets was 188% at June 30, 1998 compared to 136% at March 31, 1998. While management believes it uses the best information available to make determinations regarding the adequacy of the allowance, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                                   CONTINUED


The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Association consist of non-accruing loans, troubled debt restructurings, and real estate and automobiles which were acquired as a result of foreclosure. The following table summarizes the various categories of the Association's non-performing assets (in thousands).


                                          June 30, 1998               March 31, 1998
Non-accruing loans                     $            271             $           528
Troubled debt restructurings                        542                         547
Foreclosed assets                                    51                          97
                                       ----------------             ---------------
Total non-performing assets            $            864             $         1,172
                                       ================             ===============
Total non-performing assets as a
  percentage of total assets                       0.27%                       0.37%


Total non-performing assets decreased $308,000 for the three months ended June 30, 1998. The decrease in nonaccrual loans is primarily the result of a $197,000 decrease in residential loans and a $61,000 decrease in consumer loans over 90 days delinquent. The residential loan decrease consists primarily of the removal of five loans totaling $219,000 which were paid current partially offset by the addition of five loans with an aggregate principal balance of $22,000. The decrease in foreclosed assets was primarily the result of the sale of a single-family residence which totaled $45,000.

At June 30, 1998, foreclosed assets consisted of a 5% participation held in 33
residential lots and three repossessed autos.   All of the foreclosed assets are
being marketed for sale.


LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposit flows, prepayments of loan and mortgage-backed securities principal, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of June 30, 1998, the Association's liquidity ratio was 14.7%, which was in excess of the minimum regulatory requirements. The Association's liquidity ratio was 12.2% at March 31, 1998. The increase in the liquidity ratio was primarily due to repayments on loans and mortgage-backed securities not yet reinvested in new loans.

During the three months ended June 30, 1998, total deposits decreased approximately $1.4 million. This attrition may be the result of the Association's efforts to control liability costs through the rates paid on time and other deposits. The Association's market rates are not the highest rates available in the market area.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                                   CONTINUED


The Association uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At June 30, 1998, the Association had commitments to originate loans totaling $17 million. The Association considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Association expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

During the three months ended June 30, 1998,  borrowings from the Federal Home
Loan Bank of Dallas increased $487,000.   It is anticipated that the amount of
outstanding borrowings will fluctuate during the 1999 fiscal year depending upon cash flows from the various sources of funds and financing to be provided to Mitchell.

On July 2, 1998 the Holding Corp. declared a cash dividend of $0.10 per share payable on September 2, 1998 to the shareholders of record on August 12, 1998.

The Association is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. As of July 7, 1998, the Association was notified by the OTS that based on its reported capital position, the Association is considered to be "well capitalized" in accordance with the Prompt Corrective
Action provision  of  Section 38 of the Federal Deposit Insurance Act.   The
table below presents the Association's capital position at June 30, 1998 relative to the existing regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Association will meet the requirements of the proposed capital regulations.


                                                              Amount             Percent of
                                                              (000's)            Assets (1)
Tangible capital                                          $      23,795                   7.6    %
Tangible capital requirement                                      4,700                   1.5
                                                          -------------       ---------------
        Excess                                            $      19,095                   6.1    %
                                                          =============       ===============

Core capital                                              $      23,795                   7.6    %
Capital requirement                                              12,535                   4.0
                                                          -------------       ---------------
        Excess                                            $      11,260                   3.6    %
                                                          =============       ===============
 Total capital (i.e., core & supplemental capital)        $      25,222                  14.6    %
 Risk-based capital requirement                                  13,859                   8.0
                                                          -------------       ---------------
       Excess                                             $      11,363                   6.6    %
                                                          =============       ===============


(1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                                   CONTINUED


IMPACT OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information."
Statement 131 is effective for year end financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. Statement 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employees' Disclosures about Pensions and Other Postretirement Benefits." Statement 132 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Statement 132 specifies revised financial statement disclosure requirements from those that were required under Statement No. 87, "Employers' Accounting for Pensions," Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As the Holding Corp. does not provide pensions or other postretirement benefits as defined by Statement 132, this standard is not applicable to the Holding Corp.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application encouraged. Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.

The adoption of these statements is not expected to have a material impact on financial condition, results of operations or cash flows reported by the Holding Corp. The Holding Corp. does not anticipate early adoption of any of these new accounting standards.

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

ITEM 2. - CHANGES IN SECURITIES

          None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On July 28, 1998 the Holding Corp. held its annual meeting at which three directors were nominated and re-elected to a three year term.

                                         For      Withheld
                                      ---------   --------
               Ron L. Workman         1,456,147    186,807
               George C. Brady        1,449,037    193,917
               William A. Little      1,453,866    189,088

          Directors who will continue serving until their terms expire are: R.
          W. Lindsey, Lane Ward, J. Patrick Gubbels, Wayne O. Poldrack, and Doyle G. Callender.

          Other matters voted upon at the meeting were as follows:

          Ratification of the appointment of PricewaterhouseCoopers LLP, formerly known as Coopers and Lybrand L.L.P., as independent accountants for the Holding Corp. for the fiscal year ending March 31, 1999.

                For                     Against                   Withheld
           ----------------         -----------------        -----------------
            1,636,577                    4,229                     2,148


ITEM 5. - OTHER INFORMATION

          None

                          PART II - OTHER INFORMATION

                                   CONTINUED


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          Fort Bend Holding Corp. filed the following Forms 8-K during the three months ended June 30, 1998.

          May 6, 1998 - The registrant issued a earnings release announcing the declaration of a cash dividend and earnings for the fourth quarter ended March 31, 1998.

          May 21, 1998 - The registrant issued a press release announcing that Millers Mutual Fire Insurance Company has failed to pursue its unsolicited expression of interest and that Fort Bend Federal Holding Corp. has been advised through third party sources that Millers has allowed its expression of interest to expire.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    FORT BEND HOLDING CORP.
                                    Registrant




Date:     August 11, 1998            /s/ Lane Ward
                                    -----------------------------------------
                                    Lane Ward
                                    Vice Chairman, President and Chief Executive
                                      Officer

Date:     August 11, 1998            /s/ David D. Rinehart
                                    ------------------------------------------
                                    David D. Rinehart
                                    Executive Vice President and Chief
                                     Financial Officer