Form 10QSB
period 1998-09-30
FORT BEND HOLDING CORP
filed 1998-11-09
CIK 896766

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 0 - 21328

                            FORT BEND HOLDING CORP.

        A Delaware Corporation          I.R.S. Employer Identification
                                        No.  76-0391720

        Address                         Telephone Number

        3400 Avenue H                   (281) 342-5571
        Rosenberg, Texas  77471


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No  [_]

There were 2,044,964 shares and 1,868,616 shares of Common Stock ($0.01 par value) issued and outstanding, respectively, as of October 27, 1998.



                                    1 of 36

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                                      FORT BEND HOLDING CORP.
                                      CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)
ASSETS                                                                                   SEPTEMBER 30, 1998        MARCH 31, 1998

Cash and due from banks                                                               $               7,399     $           6,260
Short-term investments                                                                               47,126                20,484
Certificates of deposit                                                                                 400                   300
                                                                                      ---------------------     -----------------
          TOTAL CASH AND CASH EQUIVALENTS                                                            54,925                27,044

Investment securities available for sale, at market                                                   3,023                 2,962
Investment securities held to maturity (estimated market value of
  $6,025 and  $8,984 at September 30, 1998 and
  March 31, 1998, respectively)                                                                       6,247                 9,244
Mortgage-backed securities available for sale, at market                                                224                   282
Mortgage-backed securities held to maturity (estimated  market value of $69,177 and $83,222 at September 30, 1998
  and March 31, 1998, respectively)                                                                  68,673                82,815
Loans held for sale                                                                                  10,104                12,920
Loans receivable, net                                                                               165,710               160,062
Premises and equipment, net                                                                           4,666                 4,738
Mortgage servicing rights, net                                                                        7,367                 7,603
Prepaid expenses and other assets                                                                     5,347                 7,680
Goodwill, net                                                                                         1,209                 1,256
                                                                                      ---------------------     -----------------
          TOTAL ASSETS                                                                $             327,495     $         316,606
                                                                                      =====================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                         $             275,695     $         268,991
     Convertible Subordinated Debentures                                                              9,910                11,405
     Borrowings                                                                                       4,457                 3,985
     Advances from borrowers for taxes and insurance                                                  7,828                 4,619
     Accounts payable, accrued expenses and other liabilities                                         3,336                 3,646
                                                                                      ---------------------     -----------------
          TOTAL LIABILITIES                                                                         301,226               292,646
                                                                                      ---------------------     -----------------
Minority interest in consolidated subsidiary                                                          2,673                 2,556
                                                                                      ---------------------     -----------------
Stockholders' equity:
      Serial preferred stock, $.01 par value - 1,000,000 shares authorized, none outstanding
      Common Stock, $.01 par value, 4,000,000 shares authorized,
         2,042,652 shares issued and 1,866,304 shares outstanding at
         September 30, 1998 and 1,899,654 shares issued and 1,723,306
         shares outstanding at March 31, 1998                                                            20                    19
      Additional paid-in capital                                                                     11,427                 9,927
      Unearned employee stock ownership plan shares                                                    (118)                 (118)
      Deferred compensation                                                                            (136)                  (83)
      Net unrealized appreciation on available for sale securities                                        5                     7
      Retained earnings (substantially restricted)                                                   13,854                13,108
      Treasury stock, at cost - 176,348 shares                                                       (1,456)               (1,456)
                                                                                      ---------------------     -----------------
          TOTAL STOCKHOLDERS' EQUITY                                                                 23,596                21,404
                                                                                      ---------------------     -----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $             327,495     $         316,606
                                                                                      =====================     =================

                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                      FORT BEND HOLDING CORP.
                                          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            (UNAUDITED)
                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
INTEREST INCOME:                                                           1998        1997               1998         1997
   Loans                                                                $   3,839   $   3,367          $   7,639    $   6,731
   Short-term investments                                                     531         436                915          595
   Investment securities                                                      151         215                330          457
   Mortgage-backed securities                                               1,163       1,524              2,448        3,099
                                                                        ---------   ---------          ---------    ---------
      TOTAL INTEREST INCOME                                                 5,684       5,542             11,332       10,882
                                                                        ---------   ---------          ---------    ---------
INTEREST EXPENSE:
   Deposits                                                                 2,787       2,787              5,552        5,455
   Borrowings                                                                 291         324                564          661
                                                                        ---------   ---------          ---------    ---------
      TOTAL INTEREST EXPENSE                                                3,078       3,111              6,116        6,116
                                                                        ---------   ---------          ---------    ---------
      NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                  2,606       2,431              5,216        4,766

PROVISION FOR LOAN LOSSES                                                      45          15                 90           78
                                                                        ---------   ---------          ---------    ---------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   2,561       2,416              5,126        4,688
                                                                        ---------   ---------          ---------    ---------
NONINTEREST INCOME:
   Loan fees and charges                                                    1,009         754              2,084        1,481
   Loan servicing income, net                                                 199         275                405          573
   Service charges on deposit accounts                                        227         220                451          430
   Gain on sales of  loans                                                    508         156                805          253
   Other income                                                               160         128                367          316
                                                                        ---------   ---------          ---------    ---------
      TOTAL NONINTEREST INCOME                                              2,103       1,533              4,112        3,053
                                                                        ---------   ---------          ---------    ---------
NONINTEREST EXPENSE:
   Compensation and benefits                                                2,009       1,630              4,007        3,224
   Employee stock ownership plan expense                                      140         173                143          328
   Office occupancy and equipment                                             498         436                986          883
   Federal insurance premiums                                                  43          40                 86           80
   Data processing fees                                                       164         131                337          257
   Other expense                                                              782         667              1,620        1,220
                                                                        ---------   ---------          ---------    ---------
      TOTAL NONINTEREST EXPENSE                                             3,636       3,077              7,179        5,992
                                                                        ---------   ---------          ---------    ---------
   INCOME  BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                  1,028         872              2,059        1,749

INCOME TAX EXPENSE                                                            331         269                667          547
                                                                        ---------   ---------          ---------    ---------
INCOME BEFORE MINORITY INTEREST                                               697         603              1,392        1,202

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY                                 165         100                288          180
                                                                        ---------   ---------          ---------    ---------
NET INCOME                                                              $     532   $     503          $   1,104    $   1,022
                                                                        =========   =========          =========    =========
EARNINGS PER COMMON SHARE                                               $    0.29   $    0.30          $    0.62    $    0.62
                                                                        =========   =========          =========    =========
EARNINGS PER COMMON SHARE - ASSUMING DILUTION                           $    0.23   $    0.24          $    0.48    $    0.48
                                                                        =========   =========          =========    =========
DIVIDENDS PER COMMON SHARE                                              $    0.10   $    0.05          $    0.20    $   0.085
                                                                        =========   =========          =========    =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                      FORT BEND HOLDING CORP.
                                     CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)
                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                           1998        1997               1998         1997
NET INCOME                                                              $     532   $     503          $   1,104    $   1,022
                                                                        ---------   ---------          ---------    ---------
Other comprehensive income, net of tax:
       Unrealized appreciation (depreciation) on available
       for sale securities                                                      4          12                 (4)          22
       Income tax (provision) benefit                                          (1)         (4)                 1           (7)
                                                                        ---------   ---------          ---------    ---------
Other comprehensive income                                                      3           8                 (3)          15
                                                                        ---------   ---------          ---------    ---------
COMPREHENSIVE INCOME                                                    $     535   $     511          $   1,101    $   1,037
                                                                        =========   =========          =========    =========




                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                      FORT BEND HOLDING CORP.
                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)

                                                                                                          SIX MONTHS ENDED
                                                                                                            SEPTEMBER 30,
OPERATING ACTIVITIES:                                                                                     1998          1997
     Net income                                                                                        $   1,104     $   1,022
     Adjustment to reconcile net income to net cash provided by (used in) operating activities:
        Provision for loan losses                                                                             90            78
        Depreciation                                                                                         324           275
        Amortization                                                                                         884           788
        Minority interest in net income of consolidated subsidiary                                           288           180
        Gain on sales of loans, net                                                                         (805)         (253)
        Origination of loans held for sale and mortgage servicing rights                                 (60,970)      (35,193)
        Proceeds from sales of loans                                                                      63,906        30,899
        Other, net                                                                                         1,644           532
                                                                                                       ---------     ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                              6,465        (1,672)
                                                                                                       ---------     ---------

INVESTING ACTIVITIES:
     Purchase of investment securities available for sale                                                    (65)          (66)
     Purchase of investment securities held to maturity                                                      ---        (1,992)
     Proceeds from maturities of investment securities held to maturity                                    3,000         3,000
     Principal collected on mortgage-backed securities                                                    14,161         6,720
     Net increase in loans receivable                                                                     (5,570)       (2,995)
     Purchase of premises and equipment                                                                     (252)         (108)
     Proceeds from sale of real estate                                                                       120           205
     Proceeds from redemption of Federal Home Loan Bank stock                                                169           512
     Other, net                                                                                              (13)          (36)
                                                                                                       ---------     ---------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                                                       11,550         5,240
                                                                                                       ---------     ---------
FINANCING ACTIVITIES:
     Net increase in deposits                                                                              6,704        18,866
     Proceeds from long-term borrowings                                                                      500           ---
     Increase in advances from borrowers for taxes and insurance                                           3,209         4,176
     Dividends paid                                                                                         (358)         (141)
     Other, net                                                                                             (189)         (146)
                                                                                                       ---------     ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        9,866        22,755
                                                                                                       ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                 27,881        26,323

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          27,044        20,790
                                                                                                       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $  54,925     $  47,113
                                                                                                       =========     =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Real estate acquired in settlement of loans                                                       $      42     $      28
     Loans originated related to sales of real estate                                                        ---           240
     Issuance of common stock to RRP                                                                          71            62
     Subordinate debentures converted to common stock                                                      1,495            60


                  The accompanying notes are an integral part of the condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The unaudited information as of September 30, 1998 and for the three and six months ended September 30, 1998 and 1997 includes the results of operations of Fort Bend Holding Corp. (the "Holding Corp.") and its wholly-owned subsidiary Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association"). The Association's financial statements include its 51% owned subsidiary Mitchell Mortgage Company, L.L.C. ("Mitchell"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

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

2.   RECOGNITION AND RETENTION PLAN

     The Holding Corp. has established a Recognition and Retention Plan ("RRP") as a method of providing key officers with a proprietary interest in the Holding Corp. in a manner designed to encourage such individuals to remain with the Holding Corp. or the Association. All outstanding awards vest at a rate of 20% per year. A total of 52,650 shares have been authorized, all of which had been granted under the RRP as of September 30, 1998. Awards for 3,746 shares were granted during the six months ended September 30, 1998.

                                  (Unaudited)

3.   EARNINGS PER COMMON SHARE

     The following table reconciles earnings per common share to earnings per common share - assuming dilution (in thousands, except share and per share data).

                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     1998            1997              1998            1997
     EARNINGS PER COMMON SHARE

     Net income applicable to common stock                       $       532     $       503      $     1,104      $     1,022

     Weighted average number of common
       shares outstanding                                          1,823,142       1,655,321        1,793,765        1,654,473
                                                                 -----------     -----------      -----------      -----------
     Earnings per common share                                   $      0.29     $      0.30      $      0.62      $      0.62
                                                                 ===========     ===========      ===========      ===========

     EARNINGS PER COMMON SHARE - ASSUMING DILUTION (a)

     Net income applicable to common stock                       $       532     $       503      $    1,104       $     1,022

     Effect of dilutive securities:

     Interest on 8% convertible debentures,
        net of tax                                                       146             172              286              345
                                                                 -----------     -----------      -----------      -----------
     Net income, adjusted                                        $       678     $       675      $     1,390      $     1,367
                                                                 ===========     ===========      ===========      ===========

     Weighted average common shares outstanding                    1,823,142       1,655,321        1,793,765        1,654,473

     Effect of dilutive securities:

     Weighted average common shares issuable
        under the stock option plan                                  109,891          90,404          122,370           81,897

     Weighted average common shares
        issuable with the conversion of the 8%
        convertible debentures to common stock                       958,906       1,113,167          987,623        1,113,931
                                                                 -----------     -----------      -----------      -----------
     Weighted average common shares, adjusted                      2,891,939       2,858,892        2,903,758        2,850,301
                                                                 ===========     ===========      ===========      ===========
     Earnings per common share -
        assuming dilution                                        $      0.23     $      0.24      $      0.48      $      0.48
                                                                 ===========     ===========      ===========      ===========

     (a)  The assumed conversion of the minority ownership interest in Mitchell into shares of common stock has an antidilutive effect on earnings per share.  Thus, it is excluded from the calculation of earnings per share-assuming dilution.

                                  (Unaudited)

4.   SUBSEQUENT EVENTS

     On October 27, 1998, the Holding Corp. declared a cash dividend of $.10 per common share payable on December 8, 1998 to shareholders of record on November 17, 1998.

     On October 20, 1998, the Holding Corp. entered into an Agreement and Plan of Merger (the "Merger Agreement") with Southwest Bancorporation of Texas, Inc. ("SWBT") whereby the Holding Corp. will merge into SWBT. The Merger Agreement, which is subject to approval of the shareholders of the Holding Corp. and various regulatory authorities, provides for the exchange of 1.45 of shares of SWBT's common stock for each share of Holding Corp. common stock. The transaction is expected to be accounted for as a pooling of interests.

                                    ITEM 2.

  Management's Discussion and Analysis of Financial Condition And Results Of
                                  Operations

GENERAL

Fort Bend Holding Corp. (the "Holding Corp.") was incorporated under the laws of the State of Delaware to become a savings and loan holding company with Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association") as its subsidiary. The Holding Corp. was incorporated at the direction of the Board of Directors of the Association, and on June 30, 1993, acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "Conversion"). Prior to the Conversion, the Holding Corp. did not engage in any material operations and at September 30, 1998 it had no significant assets or liabilities other than the investment in the capital stock of the Association, participations purchased in two construction loans originated by Mitchell, investment securities, deferred charges from the subordinated debenture issue, cash and cash equivalents and the subordinated debentures. In January, 1997 the Association acquired, and has consolidated in its financial statements, a 51% ownership interest in Mitchell. Unless the context otherwise requires, all references herein to the Holding Corp. include the Holding Corp. and the Association on a consolidated basis.

The Association is principally engaged in the business of attracting retail savings deposits from the general public and investing those funds in first mortgage loans on owner occupied, single-family residences, residential construction loans, mortgage-backed securities and investment securities. The Association also originates land acquisition and development loans, commercial real estate loans, and consumer loans, including loans for the purchase of automobiles and home improvement loans. Mitchell engages in similar lending activities with an emphasis on construction and multifamily lending and loan servicing.

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

In November 1997, home equity lending was approved in Texas. Since January 1998, the Association has been lending on the equity in homesteads in Texas through a home equity lending program and, at September 30, 1998, principal outstanding on home equity loans was approximately $5.5 million.

In order to meet the financial services needs of the communities it serves, the Association's growth strategy has been to grow in a reasonable, prudent manner which may include expansion of the branch network or the acquisition of other financial institutions and related companies operating generally within a 100 mile radius of Rosenberg, Texas. In furtherance of this growth strategy, the Association has increased the portfolio allocation of single-family construction lending, including the origination of speculative loans to qualified builders, commercial real estate lending and consumer lending. Residential construction loans to owner-occupants are generally underwritten
using the same criteria as for one- to four-family residential  loans.   Loan
proceeds are disbursed in increments as construction progresses and inspections
warrant.    On December 17, 1997, the Association received approval, from the
Office of Thrift Supervision, to open a new branch in The Woodlands, Texas. The branch facility initially will be located in the offices of Mitchell and is expected to open in fiscal 1999. On October 20, 1998, the Holding Corp. entered into an Agreement and Plan of Merger with Southwest Bancorporation of Texas, Inc. (see Note 4 to the Condensed Consolidated Financial Statements).

                                    ITEM 2.

  Management's Discussion and Analysis of Financial Condition And Results Of
                                   Operations

LENDING ACTIVITIES

Since the mid 1980s, in order to reduce its exposure to changes in interest rates, the Holding Corp. has emphasized the origination and retention of Adjustable Rate Mortgage ("ARM") loans and loans with shorter terms to maturity than traditional 30-year, fixed-rate loans. Management's strategy has been to increase the percentage of assets in the Holding Corp.'s portfolio with assets which more frequently reprice or which have shorter maturities. In response to strong customer demand, however, the Holding Corp. continues to originate conventional fixed-rate mortgages generally for sale in the secondary market.

The Holding Corp.'s primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, residential construction, land, commercial real estate and consumer loans in its market area. Mitchell engages in similar lending activities with an emphasis on construction and multi-family lending. At September 30, 1998, the Holding Corp.'s net loan portfolio totaled $175.8 million. The strong economy and low interest rates have been primarily responsible for the increase in construction lending. At September 30, 1998, the construction loan portfolio was 68% contract and 32% speculative loans.

The following table shows the composition of the loan portfolio (including loans held for sale) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

                                                         SEPTEMBER 30,                      MARCH 31,
                                                             1998                             1998
                                                 -------------------------         ---------------------------
                                                 AMOUNT            PERCENT         AMOUNT              PERCENT
                                                 ------            -------         ------              -------
                                                                    (DOLLARS IN THOUSANDS)
     Real Estate Loans:
        One- to  four-family                   $   72,349            31.12%      $     77,937            36.75%
        Multi-family                                6,548             2.82              9,024             4.25
        Commercial                                  8,293             3.57              7,293             3.44
        Construction, development and
          land                                    113,616            48.88             85,592            40.35
                                               ----------           ------       ------------           ------
        Total real estate loans                   200,806            86.39            179,846            84.79
                                               ----------           ------       ------------           ------
     Other Loans:
        Consumer and other loans:
          Deposit account                           4,186             1.80              4,141             1.95
          Automobile                               12,572             5.41             12,288             5.79
          Home Improvement                          4,743             2.04              5,225             2.46
          Other - secured                           8,500             3.65              9,070             4.28
          Other - unsecured                         1,639             0.71              1,549             0.73
                                               ----------           ------       ------------           ------
        Total consumer and other loans             31,640            13.61             32,273            15.21
                                               ----------           ------       ------------           ------
        Total gross loans                         232,446           100.00%           212,119           100.00%
                                                                    ======                              ======
     Less:
        Loans in process                           53,820                              36,671
        Deferred fees and discounts                 1,147                                 874
        Allowance for losses                        1,665                               1,592
                                               ----------                        ------------
        Total loans receivable, net            $  175,814                        $    172,982
                                               ==========                        ============

                                    ITEM 2.

  Management's Discussion and Analysis of Financial Condition And Results Of
                                  Operations

All of the Holding Corp.'s lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Holding Corp.'s written appraisal policy) by independent appraisers (generally with respect to loans in excess of $250,000) or by the Holding Corp.'s staff appraiser. The loan applications are designed primarily to determine the borrower's ability to repay, and are verified through use of credit reports, financial statements, tax returns and/or confirmations.

An appraisal of the security property is obtained on all loans secured by real property from Board-approved independent fee appraisers or the Holding Corp.'s staff appraiser. The Holding Corp. requires evidence of marketable title and lien position as well as appropriate title insurance on all loans secured by real property, and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Holding Corp. may also require flood insurance to protect the property securing its interest.

The aggregate amount of loans that the Holding Corp. is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000. At September 30, 1998, the maximum amount which the Holding Corp. could lend to any one borrower and the borrower's related entities was approximately $3.9 million. At September 30, 1998, the largest amount committed to any one borrower, or group of related borrowers, was approximately $3.6 million.

                                    ITEM 2.

  Management's Discussion and Analysis of Financial Condition And Results Of
                                  Operations

The following shows the composition of the loan portfolio (including loans held for sale) by fixed- and adjustable-rate categories at the dates indicated.

                                                         SEPTEMBER 30, 1998                   MARCH 31, 1998
                                                    ---------------------------          -------------------------
                                                     AMOUNT            PERCENT             AMOUNT         PERCENT
                                                   ---------          ---------          ---------       ---------
Fixed-rate Loans:                                                       (Dollars in thousands)
     Real Estate:
        One- to four-family                        $  26,123              11.24%         $  29,753           14.03%
        Multi-family                                   6,001               2.58              8,470            3.99
        Commercial                                     5,478               2.36              4,209            1.99
        Construction, development and land            16,271               7.00             13,606            6.41
                                                   ---------          ---------          ---------       ---------
          Total real estate loans                     53,873              23.18             56,038           26.42

     Consumer and other                               31,181              13.41             31,948           15.06
                                                   ---------          ---------          ---------       ---------
          Total fixed-rate loans                      85,054              36.59             87,986           41.48
                                                   ---------          ---------          ---------       ---------
Adjustable-rate loans:
     Real Estate:
        One- to four-family                           46,226              19.89             48,184           22.72
        Multi-family                                     547               0.23                554            0.26
        Commercial                                     2,815               1.21              3,084            1.45
        Construction, development and land            97,345              41.88             71,986           33.94
                                                   ---------          ---------          ---------       ---------
          Total real estate loans                    146,933              63.21            123,808           58.37

     Consumer and other                                  459               0.20                325            0.15
                                                   ---------          ---------          ---------       ---------
          Total adjustable-rate loans                147,392              63.41            124,133           58.52
                                                   ---------          ---------          ---------       ---------
          Total gross loans                          232,446             100.00%           212,119          100.00%
                                                                      =========                          =========
 Less:
     Loans in process                                 53,820                                36,671
     Deferred fees and discounts                       1,147                                   874
     Allowance for loan losses                         1,665                                 1,592
                                                   ---------                             ---------
          Total  loans receivable, net             $ 175,814                             $ 172,982
                                                   =========                             =========

                                    ITEM 2.

  Management's Discussion and Analysis of Financial Condition And Results Of
                                  Operations

The following schedule illustrates the maturities of the loan portfolio at September 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible repayments or enforcement of due-on-sale clauses.

                                                   REAL ESTATE LOANS
                         -------------------------------------------------------------
                                                                       CONSTRUCTION,     CONSUMER
                              ONE- TO                                   DEVELOPMENT      AND OTHER
                             FOUR-FAMILY   MULTI-FAMILY   COMMERCIAL     AND LAND         OTHER        TOTAL
                         ---------------   ------------   ----------   ---------------   ---------   ---------
Maturity:

Due in one year or less      $        73   $        ---   $    1,175   $   94,133        $  5,389    $ 100,770
Due after one year through
  five years                       3,092          3,636        3,504        9,317          19,518       39,067
Due after five years              69,184          2,912        3,614       10,166           6,733       92,609
                             -----------   ------------   ----------   ----------        --------    ---------

Total gross loans            $    72,349   $      6,548   $    8,293   $  113,616        $ 31,640    $ 232,446
                             ===========   ============   ==========   ==========        ========    =========


At September 30, 1998, the principal balance of adjustable rate loans due after one year was $59.3 million while the principal balance of fixed rate loans due after one year was $72.4 million.

Loan servicing has been one of the stable income providers for the Association and will continue to be expanded, to the extent possible, through the retention of servicing for loans originated and sold into the secondary market, as well as through the purchase of mortgage servicing rights, to the extent deemed appropriate (and subject to market conditions at the time). At September 30, 1998, the Association serviced approximately $280 million of loans for others and Mitchell serviced approximately $634 million of loans for others for a total of $914 million of loans serviced for others. Management believes purchases of loan servicing rights may allow the Holding Corp. to take advantage of some economies of scale related to servicing.

Interest rates have decreased slightly subsequent to March 31, 1998. The impact of these changes may be a higher volume of permanent single-family lending activity, higher prepayment rates, and increased amortization of mortgage service rights. It is difficult to determine the impact of changing interest rates on the net interest margin. The Association's one year interest sensitivity gap was a positive 20.40% at June 30, 1998 (the most recent available). A positive gap indicates there are more interest-earning assets repricing during a stated period than interest-bearing liabilities, potentially resulting in an increase in the spread on such assets and liabilities in a rising rate environment and a decrease in the spread in a declining rate environment. A negative gap would have the opposite effect.

INVESTMENT ACTIVITIES

At September 30, 1998, the Holding Corp. had unrealized gains and losses in its investment securities and mortgage-backed securities which are being held to maturity. The Holding Corp. has both the intent and ability to hold these securities until maturity. Management believes the Holding Corp. will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. Therefore, management believes that none of the unrealized losses should be considered other than temporary.

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

The management of the investment portfolio is not designed to be the primary source of funds for the Association's operations. Rather, it is viewed as a use of funds generated by the Association to be invested in interest-earning assets to be held to maturity. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities vary depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow requirements of the Association since the Association has the ability to borrow funds from the Federal Home Loan Bank of Dallas. As of September 30, 1998, the Association had the ability to borrow up to an additional $154 million from the Federal Home Loan Bank of Dallas if cash flow requirements cannot be met by attracting deposits from its customer base (its primary source of funds) or from repayment of loans and other sources.

The following schedule provides detail of the investment securities and the mortgage-backed securities which are held to maturity, along with the related unrealized gains and losses, at September 30, 1998 and March 31, 1998.

SCHEDULE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES
HELD TO MATURITY
(IN THOUSANDS)

                                                    SEPTEMBER 30, 1998
                                     ---------------------------------------------------
                                                                         UNREALIZED
                                        AMORTIZED       MARKET    ----------------------
TYPE OF SECURITY                          COST          VALUE        GAINS       LOSSES
                                     ------------    ---------    ---------    ---------

INVESTMENT SECURITIES:

U.S. Treasury Notes                  $        999    $   1,008    $       9    $     ---
World Bank Bond and
   FHLB Debentures                          3,250        3,005          ---          245
FNMA and FHLMC Debentures                   1,998        2,012           14          ---
                                     ------------    ---------    ---------    ---------
        TOTAL HELD TO MATURITY       $      6,247    $   6,025    $      23    $     245
                                     ============    =========    =========    =========

MORTGAGE-BACKED SECURITIES:

FNMA
   Fixed                             $      6,856    $   7,129    $     273    $     ---
   Adjustable                              10,824       10,884          100           40

FHLMC
   Fixed                                    2,985        3,052           67          ---
   Adjustable                              11,712       11,759           89           42

GNMA
   Fixed                                    1,769        1,861           92          ---
   Adjustable                               4,508        4,572           65            1

Private Issue
   Adjustable                               2,362        2,352            8           18

CMO
   Fixed
      FNMA                                  8,840        8,892           54            2
      FHLMC                                 6,727        6,797           70          ---
      Private                               1,477        1,506           29          ---
   Adjustable
      FNMA                                  2,879        2,838          ---           41
      FHLMC                                 6,144        5,954           11          201
      Private                               1,590        1,581           --            9
                                     ------------    ---------    ---------    ---------
         TOTAL HELD TO MATURITY      $     68,673    $  69,177    $     858    $     354
                                     ============    =========    =========    =========

                                                               MARCH 31, 1998
                                      ---------------------------------------------------------------
                                                                                     UNREALIZED
                                      AMORTIZED              MARKET          ------------------------
TYPE OF SECURITY                        COST                 VALUE             GAINS         LOSSES
                                      ---------            ---------         ---------    -----------
INVESTMENT SECURITIES:

U.S. Treasury Notes                   $     999            $   1,007         $       8    $       ---
World Bank Bond and
   FHLB Debentures                        5,249                5,008                 4            245
FNMA and FHLMC Debentures                 2,996                2,969                 9             36
                                      ---------            ---------         ---------    -----------
        TOTAL HELD TO MATURITY        $   9,244            $   8,984         $      21    $       281
                                      =========            =========         =========    ===========

MORTGAGE-BACKED SECURITIES:

FNMA
   Fixed                              $   8,225            $   8,553         $     332    $         4
   Adjustable                            12,309               12,360               112             61

FHLMC
   Fixed                                  4,040                4,125                89              4
   Adjustable                            13,101               13,121                89             69

GNMA
   Fixed                                  2,015                2,138               123            ---
   Adjustable                             5,406                5,484                78            ---

Private Issue
   Adjustable                             2,790                2,779                 9             20

CMO
   Fixed
      FNMA                               10,992               11,006                24             10
      FHLMC                               9,211                9,223                27             15
      Private                             2,975                3,004                29            ---
   Adjustable
      FNMA                                2,935                2,859               ---             76
      FHLMC                               6,582                6,358                11            235
      Private                             2,234                2,212               ---             22
                                      ---------            ---------         ---------    -----------
         TOTAL HELD TO MATURITY       $  82,815            $  83,222         $     923    $       516
                                      =========            =========         =========    ===========

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


The following schedule sets forth the contractual maturities of the Holding Corp.'s investment securities and mortgage-backed securities at September 30, 1998.

                                        SEPTEMBER 30, 1998                                 TOTAL
                       -------------------------------------------------------------------------------------
                         1 YEAR       OVER 1 YEAR    OVER 5 YEARS       OVER
                         OR LESS      TO 5 YEARS     TO 10 YEARS      10 YEARS
                       -----------    -----------    -----------    -----------
TYPE OF SECURITY        AMORTIZED      AMORTIZED      AMORTIZED      AMORTIZED      AMORTIZED       MARKET
                          COST           COST           COST           COST           COST          VALUE
                       -----------    -----------    -----------    -----------    -----------    ----------
                                                   (Dollars in thousands)
INVESTMENT SECURITIES:

AVAILABLE FOR SALE:
U.S. Treasury Notes   $        500    $       ---    $       ---    $       ---    $       500    $      500
Equity Securities            2,516            ---            ---            ---          2,516         2,523
                      ------------    -----------    -----------    -----------    -----------    ----------
      Total           $      3,016    $       ---    $       ---    $       ---    $     3,016    $    3,023
                      ============    ===========    ===========    ===========    ===========    ==========

HELD TO MATURITY:
U.S. Treasury Notes   $        999    $       ---    $       ---    $       ---    $       999    $    1,008
World Bank Bond and
   FHLB Debentures             ---          3,250            ---            ---          3,250         3,005
FNMA and FHLMC
   Debentures                  999            999            ---            ---          1,998         2,012
                      ------------    -----------    -----------    -----------    -----------    ----------
      Total           $      1,998    $     4,249    $       ---    $       ---    $     6,247    $    6,025
                      ============    ===========    ===========    ===========    ===========    ==========

MORTGAGE-BACKED SECURITIES:

AVAILABLE FOR SALE:
Private Issue         $        ---    $       ---    $       ---    $       224    $       224    $      224
                      ============    ===========    ===========    ===========    ===========    ==========

HELD TO MATURITY:
FNMA                  $      5,494    $       845    $       596    $    10,745    $    17,680    $   18,013
FHLMC                          414            993            827         12,463         14,697        14,811
GNMA                           ---            ---            ---          6,277          6,277         6,433
Private Issue                  ---            ---            276          2,086          2,362         2,352
CMO
  FNMA                         ---            ---          3,017          8,702         11,719        11,730
  FHLMC                        ---            ---          7,636          5,235         12,871        12,751
  Private Issue                ---            990            488          1,589          3,067         3,087
                      ------------    -----------    -----------    -----------    -----------    ----------
      Total           $      5,908    $     2,828    $    12,840    $    47,097    $    68,673    $   69,177
                      ============    ===========    ===========    ===========    ===========    ==========

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Association's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities commencing upon January 1, 2000.

In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The FFIEC has highly prioritized Year 2000 compliance in order to avoid

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED

major disruptions to the operations of financial institutions and the country's financial systems when the new century results in two digit dates for the year being below the prior year's value. The FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 issue. The federal banking agencies have been conducting Year 2000 compliance examinations, and the failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The OTS has established an examination procedure which contains three categories of ratings: "Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account Year 2000 compliance programs when reviewing applications and may deny an application based on Year 2000 related issues.

The Association, similar to most financial services providers, is significantly subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Association may arise from software, computer hardware, and other equipment both within the Association's direct control and outside of the Association's ownership, yet with which the Association electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams.

In order to address the Year 2000 issue, the Association has developed and implemented a five phase plan divided into the following major components:

          1.   Awareness
          2.   Assessment
          3.   Renovation
          4.   Validation
          5.   Implementation

The Association has completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. However, on October 20, 1998, the Association announced the execution of a definitive agreement to be acquired by Southwest Bancorporation of Texas, Inc. While the Association has previously identified critical Information Technology (IT) systems and has requested that third party vendors represent their products and services to be Year 2000 compliant, resources are being redirected to determine what IT systems and third party vendors will remain after the merger of the two companies in early 1999. Once these IT systems are identified, renovation, testing and implementation will commence on these systems. All systems are targeted to have validation substantially completed by December 31, 1998 but may extend to March 31, 1999.

The Board of Directors has established a Year 2000 subcommittee to monitor progress with achieving and certifying Year 2000 compliance. In addition, the Association has utilized an external consulting firm to assist with its Year 2000 program.

Following the completion of the assessment phase, the Association determined that a significant portion of its computer hardware and software required updating or replacement to achieve Year 2000 compliance. For the six months ended September 30, 1998, the Association had incurred costs of approximately $44,000 and has

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


budgeted $140,000 for the fiscal year ending March 31, 1999 which is based on currently available information.

As indicated previously, the Holding Corp. contemplates merging into Southwest Bancorporation of Texas, Inc. which may eliminate the expense of upgrading systems which may not be in place after the merger. At this time management cannot accurately determine if future costs for Year 2000 compliance are within budget estimates, but it believes differences, if any, will not materially impact the financial statements.

The Association has no internally generated programmed software coding to correct, as substantially all of the software utilized by the Association is purchased or licensed from external providers. The Association has determined that it has little to no exposure to contingencies related to the Year 2000 issue for products it has sold.

The Association has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Association is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Association is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. However, the response of certain third parties is beyond the control of the Association. To the extent that the Association does not receive adequate responses by December 31, 1998, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than March 31, 1999. At this time, the Association cannot estimate the additional cost, if any, that might develop from such contingency plans. The Association is prepared to curtail credit availability to customers identified as having material exposure to the Year 2000 issue. However, the Association's ability to exercise such curtailment may be limited by various factors, including existing legal agreements and potential concerns regarding lender liability.

Despite the Association's activities in regards to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Association's business, financial condition, results of operations, and business prospects.

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

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The Holding Corp. had net income of $532,000, or $0.29 earnings per common share and $0.23 earnings per common share - assuming dilution, for the three months ended September 30, 1998 compared to net income of $503,000, or $0.30 earnings per common share and $0.24 earnings per common share - assuming dilution, for the same period in fiscal 1998. Returns on average assets were 0.66% and 0.64% and returns on average equity were 9.21% and 10.35% for the three months ended September 30, 1998 and 1997, respectively. Average equity to average assets was 7.12% and 6.14% and the dividend payout ratio was 34.48% and 16.67% for the three months ended September 30, 1998 and 1997, respectively.

Net interest income, before provision for loan losses, increased $175,000 to $2.6 million during the three months ended September 30, 1998. Interest income increased $142,000 to $5.7 million and primarily reflected an $11.3 million increase in the average balance of interest-earning assets, partially offset by a decrease of .10% in the average yield on interest-earning assets to 7.50% for the three months ended September 30, 1998 compared to 7.60% for the three months ended September 30, 1997. An increase of $30.2 million in the average balance of loans receivable and $1.7 million in investments, partially offset by a decrease of $20.6 million in mortgage-backed securities, contributed to the increase in interest-earning assets. The increase in the average loan balance reflected an increase of approximately $24.1 million from the Mitchell loan portfolio, of which $8.4 million were construction loans. The decrease in average yield reflected a decrease in yields on loans receivable of .45% to 8.53% for the three months ended September 30, 1998 compared to 8.98% for the three months ended September 30, 1997. This decrease was partially offset by the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.52% into portfolio loans with an average rate of 8.53%.

Interest expense decreased $33,000 to $3.1 million during the three months ended September 30, 1998 and primarily reflected a decrease of $1.5 million in the average balance of borrowings. The average balance of the 8% convertible subordinated debentures decreased $1.8 million for the three months ended September 30, 1998 when compared to the same period in fiscal 1998. This decrease was partially offset by an increase in the average Federal Home Loan Bank advance of $446,000 between the two periods. Average deposits increased $5.3 million primarily reflecting an increase in escrow deposits associated with the increase in loans receivable and loans serviced for others. The increase in deposit balances was offset by a decrease in the average rate paid on deposits of .10% to 4.56% for the quarter ended September 30, 1998 from 4.66% for the same period in fiscal 1998.

Management determines the amount of the allowance for loan losses which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors related to the collectibility of the loans. The provision for loan losses for the three months ended September 30, 1998 was $45,000 compared to $15,000 for the same period in the last fiscal year and was provided for estimated losses believed by management to be inherent in the loan portfolio. See "Asset Quality" for a further discussion of the allowance for loan losses and the Association's non-performing assets at September 30, 1998.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


Noninterest income increased $570,000 to $2.1 million for the three months ended September 30, 1998 compared to $1.5 million for the same period in fiscal 1998. The increase reflects an increase in loan fees and charges of $255,000 to $1.0 million which primarily reflected increased commercial, multifamily and construction lending. The Holding Corp. originated $66 million of commercial and multifamily loans and $34 million of construction loans during the three months ended September 30, 1998 compared to $18 million of million of commercial and multifamily loans and $28 million of construction loans during the same period in fiscal 1998. Gain on sales of loans increased $352,000 to $508,000 for the three months ended September 30, 1998 compared to $156,000 for the same period in fiscal 1998. The principal balance of loans sold during the three months ended September 30, 1998 was $28.5 million compared to $17.3 million for the same period in fiscal 1998. These increases were partially offset by a decrease in loan servicing income, net of amortization, of $76,000 to $199,000 for the three months ended September 30, 1998 compared to $275,000 for the same period in fiscal 1998. This decrease is primarily caused by an increase in the amortization of mortgage servicing rights of $51,000 to $473,000 compared to $422,000 for the same period in fiscal 1998. This increase in amortization is the result of increased run off in the loan servicing portfolio due to refinancings caused by the current favorable interest rate environment. The Holding Corp. originated $25.2 million of loans held for sale and mortgage servicing rights during the three months ended September 30, 1998 compared to $9.6 million for the same period in fiscal 1998.

Noninterest expense increased $559,000 to $3.6 million for the three months ended September 30, 1998 compared to $3.1 million for the same period in fiscal 1998. This increase reflects an increase in compensation and benefits of $379,000 resulting from normal salary adjustments within the Association, increased overtime, and commissions on loan originations due to the higher loan volume in the current year. Office occupancy and equipment increased $62,000 to $498,000 for the three months ended September 30, 1998 compared to $436,000 for the same period in fiscal 1998. This increase is primarily due to an increase in depreciation of $26,000 related to fiscal 1998 and 1999 equipment additions. Data processing fees increased $33,000 to $164,000 for the three months ended September 30, 1998 compared to $131,000 for the same period in fiscal 1998. The increase was primarily due to data processing fees associated with computer upgrades and increased service bureau costs. Also, the Holding Corp. incurred $11,000 of costs related to the Year 2000 issue during the three months ended September 30, 1998. Other expense increased $115,000 to $782,000 for the three months ended September 30, 1998 compared to $667,000 for the same period in fiscal 1998. The increase was primarily due to an increase of $69,000 in loan origination and service charges, such as appraisals, flood data services, and credit reports, associated with the higher loan volume in the current year.

Income tax expense was $331,000 for the three months ended September 30, 1998 compared to $269,000 for the same period in fiscal 1998. The increase primarily reflected the increase in income before income tax expense.

Minority interest in net income of consolidated subsidiary increased $65,000 to $165,000 for the three months ended September 30, 1998 compared to $100,000 for the same period in fiscal 1998. The increase reflected an increase in net income of Mitchell of approximately $132,000 to $337,000 for the three months ended September 30, 1998 from $205,000 for the same period in fiscal 1998.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The Holding Corp. had net income of $1.1 million or $0.62 earnings per share and $0.48 earnings per common share - assuming dilution, for the six months ended September 30, 1998 compared to a net income of $1.0 million or $0.62 earnings per common share and $0.48 earnings per common share - assuming dilution, for the same period in fiscal 1998. Returns on average assets were 0.68% and 0.66% and returns on average equity were 9.79% and 10.73% for the six months ended September 30, 1998 and 1997, respectively. Average equity to average assets was 6.99% and 6.18% and the dividend payout ratio was 32.26% and 13.71% for the six months ended September 30, 1998 and 1997, respectively.

Net interest income, before provision for loan losses, increased $450,000 to $5.2 million during the six months ended September 30, 1998. Interest income increased $450,000 to $11.3 million and primarily reflected a $15.9 million increase in the average balance of interest-earning assets, partially offset by a decrease of .10% in the average yield on interest-earning assets to 7.58% for the six months ended September 30, 1998 compared to 7.68% for the six months ended September 30, 1997. An increase of $27.8 million in the average balance of loans receivable and $6.8 million in investments, partially offset by a decrease of $18.7 million in mortgage-backed securities, contributed to the increase in interest-earning assets. The increase in the average loan balance reflected approximately $23.8 million from the Mitchell loan portfolio, of which $8.9 million were construction loans. The decrease in average yield reflected a decrease in the average yield on loans receivable of .38% to 8.57% for the six months ended September 30, 1998 compared to 8.95% for the six months ended September 30, 1997. This decrease was partially offset by the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.53% into portfolio loans with an average rate of 8.57%.

Interest expense was unchanged at $6.1 million for the six months ended September 30, 1998 and 1997. Interest paid on deposits increased $97,000 to $5.6 million for the six months ended September 30, 1998 compared to $5.5 million for the same period in fiscal 1998. Average deposits increased $7.4 million reflecting an increase in average time deposits of $3.4 million and increased escrow deposits associated with the increase in loans receivable and loans serviced for others. Partially offsetting this increase was a decrease in the average rate paid on deposits to 4.55% for the six months ended September 30, 1998 compared to 4.61% for the same period in fiscal 1998. Interest paid on borrowings decreased $97,000 to $564,000 for the six months ended September 30, 1998 compared to $661,000 for the same period in fiscal 1998. Average borrowings decreased $1.7 million primarily reflecting a decrease in the average convertible subordinated debenture balance of $1.5 million due to increased debenture conversions in the current year. For the six months ended
September 30, 1998, the average rate paid on borrowings was 7.60% compared to 8.01% for the same period in fiscal 1998.

Management determines the amount of the allowance for loan losses which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors related to the collectibility of the loans. The provision for loan losses for the six months ended September 30, 1998 was $90,000 compared to $78,000 for the same period in the last fiscal year and was provided for estimated losses believed by management to be inherent in the loan portfolio. Included in the provision for loan losses for the six months ended September 30, 1997 were $45,000 in specific reserves. See "Asset Quality" for a further discussion of the allowance for loan losses and the Association's non-performing assets at September 30, 1998.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


Noninterest income increased $1.0 million to $4.1 million for the six months ended September 30, 1998 compared to $3.1 million for the same period in fiscal 1998. The increase reflects an increase in loan fees and charges of $603,000 to $2.1 million which primarily reflected increased commercial, multifamily and construction lending. The Holding Corp. originated $121 million of commercial and multifamily loans and $68 million of construction loans during the six months ended September 30, 1998 compared to $53 million of commercial and multifamily loans and $55 million of construction loans during the same period in fiscal 1998. Gain on sales of loans increased $552,000 to $805,000 for the six months ended September 30, 1998 compared to $253,000 for the same period in fiscal 1998. The principal balance of loans sold during the six months ended September 30, 1998 was $63.1 million compared to $30.6 million for the same period in fiscal 1998. These increases were partially offset by a decrease in loan servicing income, net of amortization, of $168,000 to $405,000 for the six months ended September 30, 1998 compared to $573,000 for the same period in fiscal 1998. This decrease was primarily caused by an increase in the amortization of mortgage servicing rights of $130,000 to $959,000 compared to $829,000 for the same period in fiscal 1998. This increase in amortization is the result of increased run off in the loan servicing portfolio due to refinancing caused by the current favorable interest rate environment. The Holding Corp. originated $61.0 million of loans held for sale and mortgage servicing rights during the six months ended September 30, 1998 compared to $35.2 million for the same period in fiscal 1998.

Noninterest expense increased $1.2 million to $7.2 million for the six months ended September 30, 1998 compared to $6.0 million for the same period in fiscal 1998. This increase reflects an increase in compensation and benefits of $783,000 resulting from normal salary adjustments within the Association, increased overtime, and commissions on loan originations due to the higher loan volume in the current year. Office occupancy and equipment increased $103,000 to $986,000 for the six months ended September 30, 1998 compared to $883,000 for the same period in fiscal 1998. This increase is primarily due to an increase in depreciation of $48,000 related to fiscal 1998 and 1999 equipment additions and an increase in telephone charges of $18,000 primarily due to the installation of a new phone system. Data processing fees increased $80,000 to $337,000 for the six months ended September 30, 1998 compared to $257,000 for the same period in fiscal 1998. The increase was primarily due to data processing fees associated with computer upgrades and increased service bureau costs. Also, the Holding Corp. incurred $20,000 of costs related to the Year 2000 issue during the six months ended September 30, 1998. Other expense increased $400,000 to $1.6 million for the six months ended September 30, 1998 compared to $1.2 million for the same period in fiscal 1998. The increase was primarily due to an increase of $198,000 in loan origination and service charges, such as appraisals, flood data services, and credit reports, associated with the higher loan volume in the current year. Accounting and audit fees increased $31,000 when compared to the prior year due to increased audit fees related to Mitchell and increased quality review costs related to the increased loan volume in the current year. Legal expenses increased $30,000 when compared to the prior year primarily as a result of costs incurred that related to the unsolicited acquisition offer received in March 1998. Also, the Holding Corp. recognized certain other acquisition related expenses which had been previously deferred.

Income tax provision was $667,000 for the six months ended September 30, 1998 compared to $547,000 for the same period in fiscal 1998. The increase primarily reflected the increase in income before income tax expense.

Minority interest in net income of consolidated subsidiary increased $108,000 to $288,000 for the six months ended September 30,1998 compared to $180,000 for the same period in fiscal 1998. The increase reflected an increase in net income of Mitchell of approximately $222,000 to $589,000 for the six months ended September 30, 1998 from $367,000 for the same period in fiscal 1998.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


AVERAGE BALANCES, INTEREST YIELDS AND RATES

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earnings assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.


                                               THREE MONTHS ENDED                        THREE MONTHS ENDED
                                               SEPTEMBER 30, 1998                        SEPTEMBER 30, 1997
                                       ---------------------------------         ----------------------------------
                                         AVERAGE      INTEREST                     AVERAGE       INTEREST
                                       OUTSTANDING    EARNED/     YIELD/         OUTSTANDING     EARNED/     YIELD/
                                         BALANCE       PAID        RATE            BALANCE        PAID        RATE
                                       ---------------------------------         ----------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
 Loans receivable (1)                  $   180,119    $  3,839     8.53%         $   149,904     $  3,367    8.98%
 Mortgage-backed securities                 71,354       1,163     6.52%              92,024        1,524    6.62%
 Investment securities and
 other interest-earning assets              51,605         682     5.29%              49,889          651    5.22%
                                       -----------    --------     -----         -----------     --------    -----

   Total interest-earning assets           303,078       5,684     7.50%             291,817        5,542    7.60%
                                                      --------     -----                         --------    -----
   Non interest-earning assets              21,234                                    24,939
                                       -----------                               -----------
      Total assets (1)                 $   324,312                               $   316,756
                                       ===========                               ===========
Interest-Bearing Liabilities:
 NOW deposits                          $    26,771    $    121     1.81%         $    24,499     $    142    2.32%
 Savings deposits and MMA                   47,042         338     2.87%              45,222          325    2.87%
 Certificates of deposit                   170,604       2,328     5.46%             169,407        2,320    5.48%
 Borrowings                                 14,682         291     7.93%              16,137          324    8.03%
                                       -----------    --------     -----         -----------     --------    -----
   Total interest-bearing
    liabilities                            259,099       3,078     4.75%             255,265        3,111    4.87%
                                                      --------     -----                         --------    -----
Non interest-bearing liabilities:
   Non interest-bearing demand
   deposits                                 27,663                                    27,922
   Other liabilities                        14,455                                    14,125
                                       -----------                               -----------
      Total liabilities                    301,217                                   297,312

Stockholders' equity                        23,095                                    19,444
                                       -----------                               -----------
Total liabilities and stockholders'
 equity                                $   324,312                               $   316,756
                                       ===========                               ===========
Net interest income                                   $  2,606                                   $  2,431
                                                      ========                                   ========
Net interest rate spread                                           2.75%                                     2.73%
                                                                   =====                                     =====
Net interest-earning assets            $    43,979                               $    36,552
                                       ===========                               ===========
Net yield on average
 interest-earning assets                                           3.44%                                     3.33%
                                                                   =====                                     =====
Average interest-earning
 assets to average interest-
 bearing liabilities                                   116.97%                                    114.32%
                                                      ========                                   ========

(1)  Calculated net of deferred loan fees, loans in process and allowance for losses

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED



                                                SIX MONTHS ENDED                          SIX MONTHS ENDED
                                               SEPTEMBER 30, 1998                        SEPTEMBER 30, 1997
                                       ---------------------------------         ----------------------------------
                                         AVERAGE      INTEREST                     AVERAGE       INTEREST
                                       OUTSTANDING    EARNED/     YIELD/         OUTSTANDING     EARNED/     YIELD/
                                         BALANCE       PAID        RATE            BALANCE        PAID        RATE
                                       ---------------------------------         ----------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
 Loans receivable (1)                  $   178,276    $  7,639     8.57%         $   150,493     $  6,731     8.95%
 Mortgage-backed securities                 74,946       2,448     6.53%              93,689        3,099     6.62%
 Investment securities and
 other interest-earning assets              45,931       1,245     5.42%              39,108        1,052     5.38%
                                       -----------    --------     -----         -----------     --------    ------
   Total interest-earning
     assets                                299,153      11,332     7.58%             283,290       10,882     7.68%
                                                      --------     -----                         --------    ------
Non interest-earning assets                 23,553                                    24,915
                                       -----------                               -----------
   Total assets (1)                    $  322,706                                $   308,205
                                       ===========                               ===========
Interest-Bearing Liabilities:
 NOW deposits                          $    26,657    $    241     1.81%         $    23,997     $    277     2.31%
 Savings deposits and MMA                   46,953         670     2.85%              45,611          649     2.85%
 Certificates of deposit                   170,423       4,641     5.45%             167,064        4,529     5.42%
 Borrowings                                 14,835         564     7.60%              16,510          661     8.01%
                                       -----------    --------     -----         -----------     --------    ------
   Total interest-bearing
     liabilities                           258,868       6,116     4.73%             253,182        6,116     4.83%
                                                      --------     -----                         --------    ------
Non interest-bearing liabilities:
  Non interest-bearing demand
    deposits                                26,887                                    23,052
  Other liabilities                         14,405                                    12,916
                                       -----------                               -----------
   Total liabilities                       300,160                                   289,150

Stockholders' equity                        22,546                                    19,055
                                       -----------                               -----------
Total liabilities and stockholder's
 equity                                $   322,706                               $   308,205
                                       ===========                               ===========
Net interest income                                   $  5,216                                   $  4,766
                                                      ========                                   ========
Net interest rate spread                                           2.85%                                      2.85%
                                                                   =====                                     ======
Net interest-earning assets            $    40,285                               $    30,108
                                       ===========                               ===========
Net yield on average interest-
 earning assets                                                    3.49%                                      3.36%
                                                                   =====                                     ======
Average interest-earning
 assets to average interest-
 bearing liabilities                                   115.56%                                    111.89%
                                                      ========                                   ========

(1) calculated net of deferred loan fees, loans in process and allowance for losses

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


RATE/VOLUME ANALYSIS

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities and distinguishes between the change related to changes in outstanding balances and the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of the table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                          THREE MONTHS ENDED                                 SIX MONTHS ENDED
                                             SEPTEMBER 30                                      SEPTEMBER 30
                               -----------------------------------------         -----------------------------------------
                                              1998 V 1997                                       1998 V 1997
                               -----------------------------------------         -----------------------------------------
                                      INCREASE (DECREASE) DUE TO                        INCREASE (DECREASE) DUE TO
                               -----------------------------------------         -----------------------------------------
                                     VOLUME       RATE       TOTAL                     VOLUME       RATE       TOTAL
                               -----------------------------------------         -----------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
Interest-Earnings Assets:
Loans receivable                     $  628      $ (156)     $  472                    $ 1,179     $ (271)     $  908
Mortgage-backed securities             (338)        (23)       (361)                      (610)       (41)       (651)
Investment securities and other
  interest-earning assets                23           8          31                        185          8         193
                                     ------      ------      ------                    -------     ------      ------
Total interest-earning assets        $  313      $ (171)     $  142                    $   754     $ (304)     $  450
                                     ======      ======      ======                    =======     ======      ======

Interest-Bearing Liabilities:
NOW deposits                         $   15      $  (36)     $  (21)                   $    38     $  (74)     $  (36)
Savings deposits and MMA                 14          (1)         13                         19          2          21
Certificates of deposit                  17          (9)          8                         88         24         112
Borrowings                              (29)         (4)        (33)                       (64)       (33)        (97)
                                     ------      ------      ------                    -------     ------      ------

Total interest-bearing liabilities   $   17      $  (50)     $  (33)                   $    81     $  (81)     $    0
                                     ======      ======      ======                    =======     ======      ======

Net interest income                                          $  175                                            $  450
                                                             ======                                            ======


ASSET/LIABILITY MANAGEMENT

The Holding Corp. attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Holding Corp.'s policies are designed to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities (interest sensitivity gap). The Holding Corp. has implemented these policies by generally selling long-term fixed rate mortgage loan originations, retaining its adjustable rate mortgage and construction loans, originating and retaining short-term consumer loans and purchasing adjustable rate or short-term maturity loans. Through Mitchell, fixed rate commercial real estate loans are originated and sold in the secondary market. Servicing is retained on most of these loans. As a result of these policies, the Holding Corp.'s cumulative one year interest sensitivity gap at June 30, 1998 (the most recent available) was a positive 20.40%. Changes in interest rates, prepayment rates and early withdrawal levels will affect the interest sensitivity gap of the Holding Corp. Also

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


affecting the one year interest sensitivity gap will be the remittance during the quarter ending December 31, 1998, of approximately $25 million for real estate taxes to various taxing authorities. These funds are currently held in escrow accounts in the Holding Corp. and are invested in short-term investments.


ASSET QUALITY

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity.

As a result of this review process, management recorded an additional provision of $90,000 for loan losses during the six months ended September 30, 1998. Net charge-offs for the six months ended September 30, 1998 totaled $17,000 and were attributable to eight consumer loans. The Association's allowance for loan losses increased to $1,665,000 or 0.99% of total loans at September 30, 1998, compared to $1,592,000 or 0.99% of total loans at March 31, 1998. The Association's allowance for loan losses as a percent of total non-performing assets was 108% at September 30, 1998 compared to 136% at March 31, 1998. While management believes it uses the best information available to make determinations regarding the adequacy of the allowance, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED

The following table sets forth an analysis of the Association's allowance for loan losses at the dates indicated.

                                                                      SIX MONTHS ENDED                YEAR ENDED
                                                                     SEPTEMBER 30, 1998             MARCH 31, 1998
                                                                     ------------------          --------------------
                                                                                  (DOLLARS IN THOUSANDS)

           Balance at beginning of period                                 $     1,592                 $    1,701

           Charge-offs:
               One- to four-family                                                ---                         50
               Multi-family                                                       ---                        ---
               Commercial real estate                                             ---                         62
               Construction, development and land                                 ---                        ---
               Consumer and other                                                  17                         93
                                                                          -----------                 ----------

                  Total                                                            17                        205
                                                                          -----------                 ----------

          Recoveries                                                              ---                        ---
                                                                          -----------                 ----------

                  Net charge-offs                                                  17                        205

          Additions charged to operations                                          90                         96
                                                                          -----------                 ----------
          Balance at end of period                                        $     1,665                 $    1,592
                                                                          ===========                 ==========

          Ratio of net charge-offs during the period to
               average loans outstanding during the period                      0.01%                      0.13%
                                                                          ===========                 ==========

          Allowance for loan losses to non-performing loans
               at the end of the period                                       112.50%                    148.06%
                                                                          ===========                 ==========

          Allowance for loan losses to total loans, excluding
               loans held for sale, at end of period                            0.99%                      0.99%
                                                                          ===========                 ==========

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


The distribution of the allowance for loan losses at the dates indicated is summarized as follows:

                                              SEPTEMBER 30, 1998                                     MARCH 31, 1998
                                    ---------------------------------------          ------------------------------------
                                                         PERCENT OF LOANS                              PERCENT OF LOANS
                                                         IN EACH CATEGORY                              IN EACH CATEGORY
                                          AMOUNT          TO TOTAL LOANS                AMOUNT          TO TOTAL LOANS
                                       ------------   ---------------------          -------------   --------------------
                                                                  (DOLLARS IN THOUSANDS)
      One- to four-family              $       368               31.12%              $       291               36.75%
      Multi-family                             124                2.82                       153                4.25
      Commercial real estate                   289                3.57                       434                3.44
      Construction, development and
       land                                    471               48.88                       374               40.35
      Consumer and other                       413               13.61                       340               15.21
                                       -----------       -------------               -----------       -------------
        Total                          $     1,665              100.00%              $     1,592              100.00%
                                       ===========       =============               ===========       =============

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Association consist of non-accruing loans, troubled debt restructurings, and real estate and automobiles which were acquired as a result of foreclosure. Loans are placed on nonaccrual status after 90 days delinquency. Foreclosed assets include assets acquired in settlement of loans. The following table sets forth the amounts and categories of non-performing assets in the Association's loan portfolio.

                                                              SEPTEMBER 30, 1998             MARCH 31, 1998
                                                           ------------------------       ----------------------
                                                                              (DOLLARS IN THOUSANDS)
                Non-accruing loans:
                    One- to four-family                          $       851                   $       340
                    Construction, development and land                     7                             3
                    Consumer and other                                    86                           186
                                                                 -----------                   -----------
                       Total                                             944                           529
                                                                 -----------                   -----------
                Troubled debt restructurings:
                    Commercial real estate                               536                           547
                                                                 -----------                   -----------
                       Total                                             536                           547
                                                                 -----------                   -----------
                 Foreclosed assets:
                    One- to four-family                                  ---                            45
                    Construction, development and land                    31                            34
                    Consumer and other                                    36                            18
                                                                 -----------                   -----------
                       Total                                              67                            97
                                                                 -----------                   -----------
                 Total non-performing assets                     $     1,547                   $     1,173
                                                                 ===========                   ===========
                 Total non-performing assets as a
                    percentage of total assets                          0.47%                         0.37%
                                                                 ===========                   ===========


For the six months ended September 30, 1998, gross interest income which would have been recorded had the non-accruing loans and troubled-debt restructurings been current in accordance with their original terms amounted to $67,000. The amount that was included in interest income on such loans was $49,000 for the six months ended September 30, 1998.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


Total non-performing assets increased $374,000 for the six months ended September 30, 1998. The increase in nonaccrual loans is primarily the result of a $512,000 increase in residential loans and a $95,000 decrease in consumer loans over 90 days delinquent. The residential loan increase consists primarily of the addition of fourteen loans totaling $732,000 partially offset by the removal of five loans with an aggregate principal balance of $220,000 which were paid current. The decrease in foreclosed assets was primarily the result of the sale of a single-family residence which totaled $45,000 partially offset by a $19,000 increase in the balance of repossessed assets.

At September 30, 1998, foreclosed assets consisted of a 5% participation held in 36 residential lots, one wholly-owned residential lot, and four repossessed autos. All of the foreclosed and repossessed assets are being marketed for sale.

LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposit flows, prepayments of loan and mortgage-backed securities principal, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1998, the Association's liquidity ratio was 20.0%, which was in excess of the minimum regulatory requirements. The Association's liquidity ratio was 12.2% at March 31, 1998. The increase in the liquidity ratio was primarily due to repayments on loans and mortgage-backed securities not yet reinvested in new loans.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


During the six months ended September 30, 1998, total deposits increased approximately $6.7 million. This increase primarily reflects an increase of $10.4 million in escrow deposits of Mitchell. Partially offsetting the increase in escrow deposits is some attrition in the deposit base, possibly due to the Association's efforts to control liability costs through the rates paid on time and other deposits. The Association's market rates are not the highest rates available in the market area. Escrow deposits will be paid out over the next quarter ending December 31, 1998.

Based on its experience, the Association believes that its passbook, statement savings, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Association to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                      SEPTEMBER 30, 1998                      MARCH 31, 1998
                                               -----------------------------        ---------------------------------
                                                                  PERCENT OF                           PERCENT OF
                                                  AMOUNT            TOTAL              AMOUNT            TOTAL
                                               ------------    -------------        ------------    -------------
                                                                    (Dollars in thousands)
TRANSACTION AND SAVINGS DEPOSITS:
Passbook and Statement Savings Accounts     $       23,272            8.44%         $    23,034            8.56%
NOW Accounts                                        57,410           20.82               50,207           18.67
Money Market Accounts                               23,201            8.42               23,423            8.71
                                            --------------     -----------          -----------      ----------
Total Non-Certificates                             103,883           37.68               96,664           35.94
                                            --------------     -----------          -----------      ----------
CERTIFICATES:
0.00 - 2.99%                                           356            0.13                  448            0.16
3.00 - 4.99%                                        28,805           10.45               21,805            8.11
5.00 - 6.99%                                       135,682           49.21              143,171           53.22
7.00 - 8.99%                                         6,966            2.53                6,900            2.57
9.00 - 10.99%                                            3             ---                    3             ---
                                            --------------     -----------          -----------      ----------
Total Certificates                                 171,812           62.32              172,327           64.06
                                            --------------     -----------          -----------      ----------
Total Deposits                              $      275,695          100.00%         $   268,991          100.00%
                                            ==============     ===========          ===========      ==========

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED

The following table sets forth the savings flows at the Association during the
periods indicated.   Deposit flows at savings institutions may also be
influenced by external factors such as governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts.

                                                     SIX MONTHS ENDED                            YEAR ENDED
                                                       SEPTEMBER 30,                              MARCH 31,
                                                          1998                                     1998
                                                     ----------------                            ----------
                                                                       (DOLLARS IN THOUSANDS)
Opening balance                                        $268,991                                  $250,218
Deposits                                                673,835                                   947,116
Withdrawals                                             672,677                                   938,452
Interest credits                                          5,546                                    10,109
                                                       --------                                  --------
Ending balance                                         $275,695                                  $268,991
                                                       ========                                  ========
Net increase                                           $  6,704                                  $ 18,773
                                                       ========                                  ========
Percent increase                                           2.49%                                     7.50%
                                                       ========                                  ========


The following table shows rate and maturity information for the Association's certificates of deposit as of September 30, 1998.

                               0.00 -        3.00 -         5.00 -        7.00 -       9.00% -                     PERCENT
                                 2.99%         4.99%          6.99%         8.99%        10.99%       TOTAL        OF TOTAL
CERTIFICATE ACCOUNTS        ---------     ---------     ----------     ---------     ---------     ----------      --------
MATURING IN QUARTER ENDING:                                   (Dollars in thousands)
December 31, 1998           $  121        $   9,489     $   21,590     $      13     $     ---     $   31,213         18.17%
March 31, 1999                  11            9,897         13,486           ---           ---         23,394         13.62
June 30, 1999                  ---            3,172         18,229             8           ---         21,409         12.46
September 30, 1999               4            4,629         21,969           ---             3         26,605         15.48
December 31, 1999               50              577         19,207            72           ---         19,906         11.58
March 31, 2000                   3              857         11,545         6,676           ---         19,081         11.10
June 30, 2000                    3              ---          4,752           113           ---          4,868          2.83
September 30, 2000             ---               12          3,280           ---           ---          3,292          1.92
December 31, 2000                6              ---          2,737           ---           ---          2,743          1.60
March 31, 2001                  99              171          2,250           ---           ---          2,520          1.47
June 30, 2001                   16              ---            564           ---           ---            580          0.34
September 30, 2001              11              ---          1,029           ---           ---          1,040          0.61
Thereafter                      32                1         15,044            84           ---         15,161          8.82
                            ------        ---------     ----------     ---------     ---------     ----------        ------
Total                       $  356        $  28,805     $  135,682     $   6,966     $       3     $  171,812        100.00%
                            ======        =========     ==========     =========     =========     ==========        ======

Percent of total              0.21%           16.77%         78.97%         4.05%         0.00%
                            ======        =========     ==========     =========     =========

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED

The following table indicates the amount of the Association's certificates of deposit by time remaining until maturity as of September 30, 1998.

                                                                    Maturity
                                   ------------------------------------------------------------------------
                                       3 Months       Over 3 to      Over 6 to        Over
                                       or Less         6 Months     12 Months      12 Months        Total
                                   -------------    -----------    -----------    -----------    ----------
                                                         (Dollars in thousands)
Certificates of deposit less
than $100,000                      $      25,545    $    20,379    $    41,550    $    57,775    $  145,249

Certificates of deposit
$100,000 or more                           5,461          2,993          6,455         11,334        26,243

Public funds (1)                             207             21             10             82           320
                                   -------------    -----------    -----------    -----------    ----------
Total Certificates of deposit      $      31,213    $    23,393    $    48,015    $    69,191    $  171,812
                                   =============    ===========    ===========    ===========    ==========

(1)  Certificates of deposit from governmental and other public entities.

The Association uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At September 30, 1998, the Association had commitments to originate loans totaling $12 million. The Association considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Association expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

During the six months ended September 30, 1998,  borrowings from the Federal
Home Loan Bank of Dallas increased $472,000.   It is anticipated that the amount
of outstanding borrowings will fluctuate during the 1999 fiscal year depending upon cash flows from the various sources of funds and financing to be provided to Mitchell.

On October 27, 1998 the Holding Corp. declared a cash dividend of $0.10 per share payable on December 8, 1998 to the shareholders of record on November 17, 1998.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED

The Association is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. As of July 7, 1998, the Association was notified by the OTS that based on its reported capital position, the Association is considered to be "well capitalized" in accordance with the Prompt Corrective
Action provision  of  Section 38 of the Federal Deposit Insurance Act.   The
table below presents the Association's capital position at September 30, 1998 relative to the existing regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Association will meet the requirements of the proposed capital regulations.

                                                           Amount             Percent of
                                                           (000's)            Assets (1)
Tangible capital                                         $      24,526                   7.6%
Tangible capital requirement                                     4,865                   1.5
                                                         -------------       ---------------
        Excess                                           $      19,661                   6.1%
                                                         =============       ===============

Core capital                                             $      24,526                   7.6%
Capital requirement                                             12,972                   4.0
                                                         -------------       ---------------
        Excess                                           $      11,554                   3.6%
                                                         =============       ===============

 Total capital (i.e., core & supplemental capital)       $      26,052                  14.9%
 Risk-based capital requirement                                 14,004                   8.0
                                                         -------------       ---------------
        Excess                                           $      12,048                   6.9%
                                                         =============       ===============

(1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED


IMPACT OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board the ("FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 is effective for year end financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. Statement 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application encouraged. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." Statement 134 is effective for fiscal quarters beginning after December 15, 1998, with earlier application encouraged. Statement 134 requires that, after the securitization of mortgage loans held for sale, any retained mortgage backed securities shall be classified in accordance with the provisions of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

     None

ITEM 5. - OTHER INFORMATION

     None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          Fort Bend Holding Corp. filed the following Forms 8-K during the three months ended September 30, 1998.

          July 28, 1998 - The registrant issued a earnings release announcing the declaration of a cash dividend and earnings for the first quarter ended June 30, 1998.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 FORT BEND HOLDING CORP.
                                 Registrant




Date:     November 9, 1998    /s/ Lane Ward
                              ------------------------------------------------
                                 Lane Ward
                                 Vice Chairman, President and Chief Executive
                                 Officer

                              /s/ David D. Rinehart
                              ------------------------------------------------

Date:     November 9, 1998       David D. Rinehart
                                 Executive Vice President and Chief
                                 Financial Officer