Form 10QSB
period 1998-12-31
FORT BEND HOLDING CORP
filed 1999-02-12
CIK 896766

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-21328

                            FORT BEND HOLDING CORP.

      A DELAWARE CORPORATION             I.R.S. EMPLOYER IDENTIFICATION
                                               NO.  76-0391720

           ADDRESS                             TELEPHONE NUMBER

        3400 AVENUE H                           (281) 342-5571
     ROSENBERG, TEXAS  77471


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   [No]

There were 2,966,944 shares and 2,790,896 shares of Common Stock ($0.01 par value) issued and outstanding, respectively, as of January 27, 1999.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            FORT BEND HOLDING CORP.
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

ASSETS                                                                                          DECEMBER         MARCH
                                                                                                   31,             31,
                                                                                                   1998           1998
Cash and due from banks                                                                         $  10,006     $   6,260
Short-term investments                                                                             29,636        20,484
Certificates of deposit                                                                               400           300
                                                                                                 --------      --------
          TOTAL CASH AND CASH EQUIVALENTS                                                          40,042        27,044

Investment securities available for sale, at market                                                 2,549         2,962
Investment securities held to maturity (estimated market value of
  $6,076 and  $8,984 at December 31, 1998 and March 31, 1998, respectively)                         6,248         9,244
Mortgage-backed securities available for sale, at market                                              211           282
Mortgage-backed securities held to maturity (estimated  market
  value of $61,299 and $83,222 at December 31, 1998 and March 31, 1998, respectively)              60,869        82,815
Loans held for sale                                                                                15,310        12,920
Loans receivable, net                                                                             172,832       160,062
Premises and equipment, net                                                                         4,615         4,738
Mortgage servicing rights, net                                                                      7,044         7,603
Prepaid expenses and other assets                                                                   5,964         7,680
Goodwill, net                                                                                       1,186         1,256
                                                                                                 --------      --------
          TOTAL ASSETS                                                                          $ 316,870     $ 316,606
                                                                                                 ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                                   $ 270,076     $ 268,991
     Convertible Subordinated Debentures                                                               --        11,405
     Borrowings                                                                                     4,362         3,985
     Advances from borrowers for taxes and insurance                                                2,806         4,619
     Accounts payable, accrued expenses and other liabilities                                       3,302         3,646
                                                                                                 --------      --------
          TOTAL LIABILITIES                                                                       280,546       292,646
                                                                                                 --------      --------
Minority interest in consolidated subsidiary                                                        2,722         2,556
                                                                                                 --------      --------
Stockholders' equity:

      Serial preferred stock, $.01 par value - 1,000,000 shares authorized, none outstanding
      Common Stock, $.01 par value, 4,000,000 shares authorized, 2,963,165 shares issued and
        2,786,817 shares outstanding at December 31, 1998 and 1,899,654 shares issued and
        1,723,306 shares outstanding at March 31, 1998                                                 30            19
      Additional paid-in capital                                                                   21,138         9,927
      Unearned employee stock ownership plan shares                                                   (39)         (118)
      Deferred compensation                                                                          (113)          (83)
      Accumulated other comprehensive income                                                            1             7
      Retained earnings (substantially restricted)                                                 14,041        13,108
      Treasury stock, at cost - 176,348 shares                                                     (1,456)       (1,456)
                                                                                                 --------      --------
          TOTAL STOCKHOLDERS' EQUITY                                                               33,602        21,404
                                                                                                 --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 316,870     $ 316,606
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

                            FORT BEND HOLDING CORP.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            DECEMBER 31,                  DECEMBER 31,
INTEREST INCOME:                                                           1998      1997               1998        1997
   Loans                                                                $ 3,889    $ 3,256           $ 11,528    $  9,987
   Short-term investments                                                   531        495              1,446       1,091
   Investment securities                                                    137        195                467         651
   Mortgage-backed securities                                               992      1,459              3,440       4,559
                                                                        -------    -------           --------    --------
      TOTAL INTEREST INCOME                                               5,549      5,405             16,881      16,288
                                                                        -------    -------           --------    --------
INTEREST EXPENSE:
   Deposits                                                               2,776      2,827              8,328       8,282
   Borrowings                                                               165        317                729         978
                                                                        -------    -------           --------    --------
      TOTAL INTEREST EXPENSE                                              2,941      3,144              9,057       9,260
                                                                        -------    -------           --------    --------

      NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                2,608      2,261              7,824       7,028

PROVISION FOR LOAN LOSSES                                                    45         --                135          78
                                                                        -------    -------           --------    --------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 2,563      2,261              7,689       6,950
                                                                        -------    -------           --------    --------
NONINTEREST INCOME:
   Loan fees and charges                                                    959        951              3,043       2,432
   Loan servicing income, net                                               100        353                505         926
   Service charges on deposit accounts                                      224        232                675         662
   Gain on sales of  loans                                                  216        308              1,021         562
   Other income                                                             136        148                503         464
                                                                        -------    -------           --------    --------
      TOTAL NONINTEREST INCOME                                            1,635      1,992              5,747       5,046
                                                                        -------    -------           --------    --------
NONINTEREST EXPENSE:
   Compensation and benefits                                              1,883      1,777              5,890       5,004
   Employee stock ownership plan expense                                    206        194                349         519
   Office occupancy and equipment                                           521        448              1,507       1,331
   Federal insurance premiums                                                40         43                126         124
   Data processing fees                                                     184        151                521         408
   Other expense                                                            720        727              2,340       1,948
                                                                        -------    -------           --------    --------
      TOTAL NONINTEREST EXPENSE                                           3,554      3,340             10,733       9,334
                                                                        -------    -------           --------    --------

   INCOME  BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                  644        913              2,703       2,662

INCOME TAX EXPENSE                                                          212        264                879         811
                                                                        -------    -------           --------    --------

INCOME BEFORE MINORITY INTEREST                                             432        649              1,824       1,851

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY                                49        157                337         337
                                                                        -------    -------           --------    --------
NET INCOME                                                              $   383    $   492           $  1,487    $  1,514
                                                                        =======    =======           ========    ========
EARNINGS PER COMMON SHARE                                               $  0.18    $  0.30           $   0.78    $   0.91
                                                                        =======    =======           ========    ========
EARNINGS PER COMMON SHARE - ASSUMING DILUTION                           $  0.15    $  0.23           $   0.63    $   0.71
                                                                        =======    =======           ========    ========
DIVIDENDS PER COMMON SHARE                                              $  0.10    $  0.10           $   0.30    $  0.185
                                                                        =======    =======           ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            FORT BEND HOLDING CORP.
           CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                       DECEMBER 31            DECEMBER 31
                                                                    1998         1997       1998        1997
NET INCOME                                                      $     383    $    492    $  1,487    $  1,514
                                                                 --------     -------     -------     -------
Other comprehensive income, net of tax:
    Unrealized appreciation (depreciation) on available
      for sale securities                                              (6)         (2)         (9)         20

    Income tax (provision) benefit                                      2           0           3          (7)
                                                                 --------     -------     -------     -------
Other comprehensive income                                             (4)         (2)         (6)         13
                                                                 --------     -------     -------     -------
COMPREHENSIVE INCOME                                            $     379    $    490    $  1,481    $  1,527
                                                                 ========     =======     =======     =======


  The accompanying notes are an integral part of the condensed consolidated financial statements.

                            FORT BEND HOLDING CORP.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                      NINE MONTHS ENDED
                                                                                                         DECEMBER 31,
OPERATING ACTIVITIES:                                                                                 1998         1997
   Net income                                                                                       $  1,487    $  1,514
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for loan losses                                                                          135          78
      Depreciation                                                                                       499         417
      Amortization                                                                                     1,473         964
      Minority interest in net income of consolidated subsidiary                                         337         337
      Gain on sales of loans, net                                                                     (1,021)       (562)
      Origination of loans held for sale and mortgage servicing rights                               (91,782)    (53,505)
      Proceeds from sales of loans                                                                    89,504      45,769
      Other, net                                                                                         776       1,545
                                                                                                     -------     -------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                            1,408      (3,443)
                                                                                                     -------     -------
INVESTING ACTIVITIES:
      Purchase of investment securities available for sale                                               (97)        (98)
      Purchase of investment securities held to maturity                                                  --      (1,992)
      Proceeds from maturities of investment securities available for sale                               500          --
      Proceeds from maturities of investment securities held to maturity                               3,000       3,000
      Principal collected on mortgage-backed securities                                               21,952      10,307
      Net increase in loans receivable                                                               (12,700)     (7,296)
      Purchase of premises and equipment                                                                (376)       (265)
      Proceeds from sale of real estate                                                                  124         203
      Proceeds from redemption of Federal Home Loan Bank stock                                           169         512
      Other, net                                                                                         (13)       (251)
                                                                                                     -------     -------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                                                     12,559       4,120
                                                                                                     -------     -------
FINANCING ACTIVITIES:
      Net increase in deposits                                                                         1,086       5,508
      Proceeds from long-term borrowings                                                                 500          --
      Decrease in advances from borrowers for taxes and insurance                                     (1,813)       (465)
      Dividends paid                                                                                    (554)       (307)
      Other, net                                                                                        (188)       (174)
                                                                                                     -------     -------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                             (969)      4,562
                                                                                                     -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             12,998       5,239

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      27,044      20,790
                                                                                                     -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $ 40,042    $ 26,029
                                                                                                     =======     =======

SUPPLEMENTAL CASH FLOWS INFORMATION:
      Interest paid                                                                                 $  9,320    $  9,364
      Income taxes paid                                                                                  850         524

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Real estate acquired in settlement of loans                                                   $     48    $     73
      Loans originated related to sales of real estate                                                    --         240
      Issuance of common stock to the Recognition and Retention Plan                                      58          62
      Subordinated debentures converted to 1,055,918 shares and 10,178 shares of common
        stock during the nine months ended December 31, 1998 and 1997,  respectively                  11,405         110

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

The unaudited information as of December 31, 1998 and for the three and nine months ended December 31, 1998 and 1997 includes the results of operations of Fort Bend Holding Corp. (the "Holding Corp.") and its wholly-owned subsidiary Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association"). The Association's financial statements include its 51% owned subsidiary Mitchell Mortgage Company, L.L.C. ("Mitchell") . In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

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

2.   PROPOSED MERGER

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

3.   CONVERTIBLE SUBORDINATED DEBENTURES

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

On November 16, 1998, the Holding Corp. announced its intention to redeem all outstanding convertible subordinated debentures on December 23, 1998. All of the outstanding convertible subordinated debentures were converted to common stock prior to the redemption date.

During the nine months ended December 31, 1998, all of the outstanding convertible subordinated debentures were converted into 1,055,918 shares of Holding Corp. common stock.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   RECOGNITION AND RETENTION PLAN

The Holding Corp. has established a Recognition and Retention Plan ("RRP") as a method of providing key officers with a proprietary interest in the Holding Corp. in a manner designed to encourage such individuals to remain with the Holding Corp. or the Association. All outstanding awards vest at a rate of 20% per year. A total of 52,650 shares have been authorized, of which 52,150 had been granted under the RRP as of December 31, 1998. Awards for 3,746 shares were granted and awards for 500 shares were forfeited during the nine months ended December 31, 1998.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5.   EARNINGS PER COMMON SHARE

The following table reconciles earnings per common share to earnings per common share - assuming dilution (in thousands, except share and per share data).




                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       DECEMBER 31,                DECEMBER 31,
                                                                     1998         1997           1998        1997
EARNINGS PER COMMON SHARE
Net income applicable to common stock                             $      383  $      492       $    1,487  $    1,514

Weighted average number of common shares outstanding               2,124,880   1,665,253        1,904,513   1,658,080
                                                                   ---------   ---------        ---------   ---------
Earnings per common share                                         $     0.18  $     0.30       $     0.78  $     0.91
                                                                   =========   =========        =========   =========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION
Net income applicable to common stock                             $      383  $      492       $    1,487  $    1,514

Effect of dilutive securities:

Interest on 8% convertible debentures, net of tax                         63         170              349         515

Minority interest in net income of Mitchell, net of tax                   32          (a)              (a)         (a)
                                                                   ---------   ---------        ---------   ---------
Net income, adjusted                                              $      478  $      662       $    1,836  $    2,029
                                                                   =========   =========        =========   =========

Weighted average common shares outstanding                         2,124,880   1,665,253        1,904,513   1,658,080

Effect of dilutive securities:

Weighted average common shares issuable under the stock
  option plan                                                        121,749     115,880          122,163      93,224

Weighted average common shares
  issuable with the conversion of the 8%
  convertible debentures to common stock                             658,620   1,110,677          877,955   1,112,847

Weighted average common shares issuable with the
  conversion of the minority interest of Mitchell                    224,023          (a)              (a)         (a)
                                                                   ---------   ---------        ---------   ---------

Weighted average common shares, adjusted                           3,129,272   2,891,810        2,904,631   2,864,151
                                                                   =========   =========        =========   =========
Earnings per common share -assuming dilution                      $     0.15  $     0.23       $     0.63  $     0.71
                                                                   =========   =========        =========   =========

(a) The assumed conversion of the minority ownership interest in Mitchell into shares of common stock has an antidilutive effect on earnings per share. Thus, it is excluded from the calculation of earnings per share-assuming dilution.

                                  (UNAUDITED)


6.   SUBSEQUENT EVENTS

On January 22, 1999, the Holding Corp. declared a cash dividend of $.10 per common share payable on February 12, 1999 to shareholders of record on February 1, 1999.

                                    ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

GENERAL

Fort Bend Holding Corp. (the "Holding Corp.") was incorporated under the laws of the State of Delaware to become a savings and loan holding company with Fort Bend Federal Savings and Loan Association of Rosenberg (the "Association") as its subsidiary. The Holding Corp. was incorporated at the direction of the Board of Directors of the Association and, on June 30, 1993, acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "Conversion"). Prior to the Conversion, the Holding Corp. did not engage in any material operations and at December 31, 1998 it had no significant assets or liabilities other than the investment in the capital stock of the Association, deferred charges from the proposed merger with SWBT and cash and cash equivalents. In January, 1997 the Association acquired, and has consolidated in its financial statements, a 51% ownership interest in Mitchell. Unless the context otherwise requires, all references herein to the Holding Corp. include the Holding Corp. and the Association on a consolidated basis.

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

In November 1997, home equity lending was approved in Texas. Since January 1998, the Association has been lending on the equity in homesteads in Texas through a home equity lending program and, at December 31, 1998, principal outstanding on home equity loans was approximately $6.5 million.

In order to meet the financial services needs of the communities it serves, the Association's growth strategy has been to grow in a reasonable, prudent manner. This strategy has included expansion of the branch network and the acquisition of other financial institutions and related companies operating generally within a 100 mile radius of Rosenberg, Texas. In furtherance of this growth strategy, the Association has increased the portfolio allocation of single-family construction lending, including the origination of speculative loans to qualified builders, commercial real estate lending and consumer lending. Residential construction loans to owner-occupants are generally underwritten using the same criteria as for one- to four-family residential loans. Loan proceeds are disbursed in increments as construction progresses and inspections warrant. On December 16, 1998 the Association opened a new branch in The Woodlands, Texas. On October 20, 1998, the Holding Corp. entered into an Agreement and Plan of Merger with Southwest Bancorporation of Texas, Inc. (see
Note 2 to the Condensed Consolidated Financial Statements).

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

The Holding Corp.'s primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, residential construction, land, commercial real estate and consumer loans in its market area. Mitchell engages in similar lending activities with an emphasis on construction and multi-family lending. At December 31, 1998, the Holding Corp.'s net loan portfolio totaled $188.1 million. The strong economy and low interest rates have been primarily responsible for the increase in lending.

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

The Holding Corp. requires evidence of marketable title and lien position as well as appropriate title insurance on all loans secured by real property, and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Holding Corp. may also require flood insurance to protect the property collateralizing its interest.

The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 1998, the maximum amount which the Association could lend to any one borrower and the borrower's related entities was approximately $4.0 million. However, with prior regulatory approval, the Association is permitted to make aggregate loans to one borrower, including related entities, to develop domestic residential housing units in an amount not to exceed 30% of unimpaired capital and surplus. The Association has received an exemption to the loan to one borrower limitation for certain builders in an aggregate amount not to exceed $7.0 million each. At December 31, 1998, the Association was in compliance with the regulations and the principal balance of the largest amount committed to any one borrower, or group of related borrowers, was approximately $4.6 million.

Loan servicing has been one of the stable income providers for the Association and will continue to be expanded, to the extent possible, through the retention of servicing for loans originated and sold into the secondary market, as well as through the purchase of mortgage servicing rights, to the extent deemed appropriate (and subject to market conditions at the time). At December 31, 1998, the Association serviced approximately $257 million of loans for others and Mitchell serviced approximately $627 million of loans for

                                    ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


others for a total of $884 million of loans serviced for others. Management believes purchases of loan servicing rights may allow the Holding Corp. to take advantage of some economies of scale related to servicing.

Mortgage interest rates have decreased slightly subsequent to March 31, 1998. The impact of the decline in rates may be a higher volume of permanent single-family lending activity and a higher rate of loan prepayments causing an increase in amortization of mortgage service rights. It is difficult to determine the impact of changing interest rates on the net interest margin. The Association's one year interest sensitivity gap was a positive 17.90% at December 31, 1998. A positive gap indicates there are more interest-earning assets repricing during a stated period than interest-bearing liabilities, potentially resulting in an increase in the spread on such assets and liabilities in a rising rate environment and a decrease in the spread in a declining rate environment. A negative gap would have the opposite effect.

INVESTMENT ACTIVITY

At December 31, 1998, the Holding Corp. had unrealized gains and losses in its investment securities and mortgage-backed securities which are being held to maturity. The Holding Corp. has both the intent and ability to hold these securities until maturity. Management believes the Holding Corp. will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. Therefore, management believes that none of the unrealized losses should be considered other than temporary.

Most of the mortgage-backed securities are agency securities and are either guaranteed by the full faith and credit of the United States Government (i.e.
GNMA) or are insured by a Government Sponsored Enterprise (i.e. FNMA or FHLMC). Private issue mortgage-backed securities consist of the "A" piece of "A-B" structured securities where the "B" piece is subordinate to the "A" piece and which were initially rated one of the two highest categories by one or more of the national rating agencies. Most of these securities have pool insurance and/or reserve funds in addition to the subordination of the "B" piece. Collateral for these securities is whole mortgage loans. None of these securities are considered "high risk" as defined by the Office of Thrift Supervision and none have failed to pass the Federal Financial Institution Examination Council ("FFIEC") mandatory test for "high risk" securities. The Association does not invest in "high risk" securities.

The management of the investment portfolio is not designed to be the primary source of funds for the Association's operations. Rather, it is viewed as a use of funds generated by the Association to be invested in interest-earning assets to be held to maturity. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities vary depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow requirements of the Association since the Association has the ability to borrow funds from the Federal Home Loan Bank of Dallas. As of December 31, 1998, the Association had the ability to borrow up to an additional $137 million from the Federal Home Loan Bank of Dallas if cash flow requirements cannot be met by attracting deposits from its customer base (its primary source of funds) or from repayment of loans and other sources.

                                          ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


The following schedule provides detail of the investment securities and the mortgage-backed securities which are held to maturity, along with the related unrealized gains and losses, at December 31, 1998 and March 31, 1998.

Schedule of Investment and Mortgage-Backed Securities
Held to Maturity
(In thousands)

                                           December 31, 1998                                   March 31, 1998
                               ------------------------------------------------   -------------------------------------------------
                                                               Unrealized                                         Unrealized
                                Amortized       Market    ---------------------    Amortized       Market     ---------------------
Type of Security                  Cost          Value      Gains        Losses       Cost          Value        Gains       Losses
                               ------------   ---------   --------     --------    ---------     ----------   ----------   --------
Investment Securities:

U.S. Treasury Notes              $ 1,000       $ 1,005      $  5         $---       $   999        $ 1,007       $  8         $---
World Bank Bond and
 FHLB Debentures                   3,250         3,064       ---          186         5,249          5,008          4          245
FNMA and FHLMC Debentures          1,998         2,007         9          ---         2,996          2,969          9           36
                               ------------   ---------   --------     --------    ---------     ----------   ----------   --------
    Total held to maturity       $ 6,248       $ 6,076      $ 14         $186       $ 9,244        $ 8,984       $ 21         $281
                               ============   =========   ========     ========    =========     ==========   ==========   ========

Mortgage-backed Securities:
FNMA
  Fixed                          $ 6,203       $ 6,458      $255         $---       $ 8,225        $ 8,553       $332         $  4
  Adjustable                      10,107        10,146        71           32        12,309         12,360        112           61

FHLMC
  Fixed                            2,686         2,752        66          ---         4,040          4,125         89            4
  Adjustable                      10,993        11,073       107           27        13,101         13,121         89           69

GNMA
  Fixed                            1,496         1,581        85          ---         2,015          2,138        123          ---
  Adjustable                       4,177         4,200        30            7         5,406          5,484         78          ---

Private Issue
  Adjustable                       1,601         1,590       ---           11         2,790          2,779          9           20

CMO
  Fixed
    FNMA                           7,333         7,337        15           11        10,992         11,006         24           10
    FHLMC                          5,852         5,869        23            6         9,211          9,223         27           15
    Private                        1,276         1,292        16          ---         2,975          3,004         29          ---
  Adjustable
    FNMA                           1,943         1,925       ---           18         2,935          2,859        ---           76
    FHLMC                          5,845         5,723        21          143         6,582          6,358         11          235
    Private                        1,357         1,353       ---            4         2,234          2,212        ---           22
                               ------------   ---------   --------     --------    ---------     ----------   ----------   --------
    Total held to maturity       $60,869       $61,299      $689         $259       $82,815        $83,222       $923         $516
                               ============   =========   ========     ========    =========     ==========   ==========   ========

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

In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The FFIEC has highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century results in two digit dates for the year being below the prior year's value. The FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 issue. The federal banking agencies have been conducting Year 2000 compliance examinations, and the failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The OTS has established an examination procedure which contains three categories of ratings:
"Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account Year 2000 compliance programs when reviewing applications and may deny an application based on Year 2000 related issues.

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

In order to address the Year 2000 issue, the Association has developed and implemented a five phase plan divided into the following major components:

          1.   Awareness
          2.   Assessment
          3.   Renovation
          4.   Validation
          5.   Implementation.

In conjunction with the assessment phase, in September 1997 the Association inventoried its suppliers, hardware, software and facilities and quantified the extent of its business impact. Direct correspondence with suppliers and third party providers provided the information to determine Y2K readiness. If Y2K ready versions were not available, the Association began identifying functional replacements or upgrades and a formal plan was developed to repair, upgrade or replace mission critical systems. Written assurances have been

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                                   CONTINUED

received from most suppliers or third party providers that their products or services are Y2K ready or in-process of becoming Y2K ready. While the Association will continue to monitor the progress being made by these vendors in addressing their own Y2K issues, to date the Association is generally satisfied with their responses and their progress in addressing Y2K risk.

In May 1998 the Association began discussions with large borrowers. All commercial and construction loans in excess of $200,000 were evaluated for Y2K exposure by using a questionnaire developed by the Association. The questionnaire was either mailed or handed out at a group meeting with borrowers. As a part of the current credit approval process, loans are evaluated for Y2K risk. The Association is continuing to monitor the progress being made by its larger borrowers in addressing Y2K issues and to date is generally satisfied with borrowers' responses and their progress in addressing Y2K risk. The Association is prepared to curtail credit availability to customers identified as having material exposure to the Year 2000 issue. However, the Association's ability to exercise such curtailment may be limited by various factors, including existing legal agreements and potential concerns regarding lender liability. This phase was substantially complete when on October 20, 1998, the Association announced the execution of a definitive agreement to be acquired by SWBT.

Renovation and validation testing of mission critical hardware is substantially complete after installation of vendor upgrades. As a result of the merger, mission critical software and outside service bureau systems are not expected to be in service at the end of 1999; therefore, the Association has discontinued Y2K efforts on these systems. However, a contingency plan has been developed in the event the merger does not occur. In this case renovation and testing would resume with the resources originally planned for these systems.

The majority of the Association's mission critical systems falls into the category of core-banking software which is provided by an outside service bureau. It is the intention of the Association to convert accounts to SWBT's in-house system. While no warranty has been received with respect to the core-banking system, that system is used by a number of banking institutions and has been reviewed by Federal Banking Regulators for Y2K readiness.

The Association has also reviewed its facilities for Y2K issues including elevators, vaults, security alarms, heating and air conditioning. Most of these systems do not have imbedded computer chips or date sensitive systems which would have an adverse impact on operations. The security alarms utilize computer chips; however, written confirmation from the vendor assures that these systems are Y2K compliant.

Following the completion of the assessment phase, the Association determined that a significant portion of its computer hardware and software required updating or replacement to achieve Year 2000 compliance. For the nine months ended December 31, 1998, the Association had incurred costs of approximately $45,000 and has budgeted $140,000 for the fiscal year ending March 31, 1999 which is based on currently available information.

As indicated previously, the Holding Corp. contemplates merging into SWBT which may eliminate the expense of upgrading systems which may not be in place after the merger. At this time management cannot accurately determine if future costs for Year 2000 compliance are within budget estimates, but it believes differences, if any, will not materially impact the financial statements.

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


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

The Holding Corp. had net income of $383,000, or $0.18 earnings per common share and $0.15 earnings per common share - assuming dilution, for the three months ended December 31, 1998 compared to net income of $492,000, or $0.30 earnings per common share and $0.23 earnings per common share - assuming dilution, for the same period in fiscal 1998. Annualized returns on average assets were 0.47% and 0.62% and annualized returns on average equity were 5.76% and 9.85% for the three months ended December 31, 1998 and 1997, respectively. Average equity to average assets was 8.14% and 6.32% and the dividend payout ratio was 55.56% and 33.33% for the three months ended December 31, 1998 and 1997, respectively.

Net interest income, before provision for loan losses, increased $347,000 to $2.6 million during the three months ended December 31, 1998. Interest income increased $144,000 to $5.5 million and primarily reflected an $11.6 million increase in the average balance of interest-earning assets, partially offset by a decrease of .10% in the average yield on interest-earning assets to 7.37% for the three months ended December 31, 1998

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                                   CONTINUED

compared to 7.47% for the three months ended December 31, 1997. An increase of $32.5 million in the average balance of loans receivable and $3.7 million in investments, partially offset by a decrease of $24.6 million in mortgage-backed
securities, contributed to the net increase in interest-earning assets.   The
increase in the average loan balance reflected an increase of approximately $28.0 million from the Mitchell loan portfolio, of which $8.5 million were construction loans. The decrease in average yield on interest-earning assets reflected a decrease in yields on loans receivable of .11% to 8.30% for the three months ended December 31, 1998 compared to 8.41% for the three months ended December 31, 1997. Prime sensitive loans were impacted by three separate rate cuts during the quarter. This decrease was partially offset by the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.22% into portfolio loans with an average rate of 8.30%.

Interest expense decreased $203,000 to $2.9 million during the three months ended December 31, 1998 and primarily reflected a decrease of $5.9 million in the average balance of the 8% convertible subordinated debentures for the three months ended December 31, 1998 when compared to the same period in fiscal 1998. On November 16, 1998, the Holding Corp. announced its intention to redeem all outstanding convertible subordinated debentures on December 23, 1998. All of the outstanding convertible subordinated debentures were converted to common stock prior to the redemption date. This decrease was partially offset by an increase in the average Federal Home Loan Bank advance of $443,000. Average deposits increased $5.6 million for the three months ended December 31, 1998 when compared to the same period in fiscal 1998. The cost of the increase in deposit balances was more than offset by a decrease in the average rate paid on deposits of .19% to 4.49% for the quarter ended December 31, 1998 from 4.68% for the same period in fiscal 1998.

Management determines the amount of the allowance for loan losses which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors related to the collectibility of the loans. The provision for loan losses for the three months ended December 31, 1998 of $45,000 was provided for estimated losses believed by management to be inherent in the loan portfolio. No provision for loan losses was provided during the same period in the last fiscal year. See "Asset Quality" for a further discussion of the allowance for loan losses and the Association's non-performing assets at December 31, 1998.

Noninterest income decreased $357,000 to $1.6 million for the three months ended December 31, 1998 compared to $2.0 million for the same period in fiscal 1998. The decrease primarily reflects a decrease in loan servicing income, net of amortization, of $253,000 to $100,000 for the three months ended December 31, 1998 compared to $353,000 for the same period in fiscal 1998. This decrease primarily reflected an increase in the amortization of mortgage servicing rights of $217,000 to $562,000 compared to $345,000 for the same period in fiscal 1998. This increase in amortization is the result of increased run off in the loan servicing portfolio due to refinancings caused by the current favorable mortgage interest rate environment. The Holding Corp. originated $30.8 million of loans held for sale and mortgage servicing rights during the three months ended December 31, 1998 compared to $18.3 million for the same period in fiscal 1998. Gain on sales of loans decreased $92,000 to $216,000 for the three months ended December 31, 1998 compared to $308,000 for the same period in fiscal 1998, primarily reflecting less favorable pricing in the secondary market during the quarter.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED

Noninterest expense increased $214,000 to $3.5 million for the three months ended December 31, 1998 compared to $3.3 million for the same period in fiscal 1998. This increase reflects an increase in compensation and benefits of $106,000 resulting from normal salary adjustments within the Association, increased overtime, and commissions on loan originations due to the higher loan volume in the current quarter. Office occupancy and equipment increased $73,000 to $521,000 for the three months ended December 31, 1998 compared to $448,000 for the same period in fiscal 1998. This increase is primarily due to an increase in depreciation related to the upgrading of computer and telephone systems in fiscal 1998 and 1999.

Income tax expense was $212,000 for the three months ended December 31, 1998 compared to $264,000 for the same period in fiscal 1998. The decrease primarily reflected the decrease in income before income tax expense.

Minority interest in net income of consolidated subsidiary decreased $108,000 to $49,000 for the three months ended December 31, 1998 compared to $157,000 for the same period in fiscal 1998. The decrease reflected a decrease in net income of Mitchell of approximately $222,000 to $99,000 for the three months ended December 31, 1998 from $321,000 for the same period in fiscal 1998.


COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

The Holding Corp. had net income of $1.5 million or $0.78 earnings per common share and $0.63 earnings per common share - assuming dilution, for the nine months ended December 31, 1998 compared to a net income of $1.5 million or $0.91 earnings per common share and $0.71 earnings per common share - assuming dilution, for the same period in fiscal 1998. Annualized returns on average assets were 0.61% and 0.65% and annualized returns on average equity were 8.24% and 10.42% for the nine months ended December 31, 1998 and 1997, respectively. Average equity to average assets was 7.43% and 6.24% and the dividend payout ratio was 38.46% and 20.33% for the nine months ended December 31, 1998 and 1997, respectively.

Net interest income, before provision for loan losses, increased $796,000 to $7.8 million during the nine months ended December 31, 1998. Interest income increased $593,000 to $16.9 million and primarily reflected a $14.1 million increase in the average balance of interest-earning assets, partially offset by a decrease of .09% in the average yield on interest-earning assets to 7.52% for the nine months ended December 31, 1998 compared to 7.61% for the nine months ended December 31, 1997. An increase of $29.0 million in the average balance of loans receivable and $5.8 million in investments, partially offset by a decrease of $20.7 million in mortgage-backed securities, contributed to the increase in interest-earning assets. The increase in the average balance of loans reflected approximately $25.2 million from the Mitchell loan portfolio, of which $8.8 million were construction loans. The decrease in average yield on interest-earning assets reflected a decrease in the average yield on loans receivable of
 .28% to 8.49% for the nine months ended December 31, 1998 compared to 8.77% for the nine months ended December 30, 1997. This decrease was partially offset by the reinvestment of principal repayments on mortgage-backed securities with an average rate of 6.44% into portfolio loans with an average rate of 8.49%.

Interest expense decreased $203,000 to $9.1 million during the nine months ended December 31, 1998 compared to $9.3 million for the same period in fiscal 1998. Interest paid on deposits increased $46,000 to $8.3 million for the nine months ended December 31, 1998. Average deposits increased $6.8 million for the nine

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                                   CONTINUED

months ended December 31, 1998 when compared to the same period in fiscal 1998. Partially offsetting this increase was a decrease in the average rate paid on deposits to 4.53% for the nine months ended December 31, 1998 compared to 4.63% for the same period in fiscal 1998. Interest paid on borrowings decreased $249,000 to $729,000 for the nine months ended December 31, 1998 compared to $978,000 for the same period in fiscal 1998. Average borrowings decreased $3.0 million primarily reflecting a decrease in the average balance of the convertible subordinated debentures of $3.0 million due to increased debenture conversions in the current year. On November 16, 1998, the Holding Corp. announced its intentions to redeem all outstanding convertible subordinated debentures on December 23, 1998. All of the outstanding convertible subordinated debentures were converted to common stock prior to the redemption date. For the nine months ended December 31, 1998, the average rate paid on borrowings was 7.26% compared to 8.01% for the same period in fiscal 1998.

Management determines the amount of the allowance for loan losses which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors related to the collectibility of the loans. The provision for loan losses for the nine months ended December 31, 1998 was $135,000 compared to $78,000 for the same period in the last fiscal year and was provided for estimated losses believed by management to be inherent in the loan portfolio. Included in the provision for loan losses for the nine months ended December 31, 1997 were $45,000 in specific reserves. See "Asset Quality" for a further discussion of the allowance for loan losses and the Association's non-performing assets at December 31, 1998.

Noninterest income increased $701,000 to $5.7 million for the nine months ended December 31, 1998 compared to $5.0 million for the same period in fiscal 1998. The increase reflects an increase in loan fees and charges of $611,000 to $3.0 million which primarily reflected increased commercial, multifamily and construction lending. The Holding Corp. originated $132 million of commercial and multifamily loans and $94 million of construction loans during the nine months ended December 31, 1998 compared to $95 million of commercial and multifamily loans and $85 million of construction loans during the same period in fiscal 1998. Gain on sales of loans increased $459,000 to $1.0 million for the nine months ended December 31, 1998 compared to $562,000 for the same period in fiscal 1998. The principal balance of loans sold during the nine months ended December 31, 1998 was $88.5 million compared to $45.2 million for the same period in fiscal 1998. These increases were partially offset by a decrease in loan servicing income, net of amortization, of $421,000 to $505,000 for the nine months ended December 31, 1998 compared to $926,000 for the same period in fiscal 1998. This decrease was primarily caused by an increase in the amortization of mortgage servicing rights of $347,000 to $1.5 million compared to $1.2 million for the same period in fiscal 1998. This increase in amortization is the result of increased run off in the loan servicing portfolio due to refinancing caused by the current favorable mortgage interest rate environment. The Holding Corp. originated $91.8 million of loans held for sale and the related mortgage servicing rights during the nine months ended December 31, 1998 compared to $53.5 million for the same period in fiscal 1998.

Noninterest expense increased $1.4 million to $10.7 million for the nine months ended December 31, 1998 compared to $9.3 million for the same period in fiscal 1998. This increase reflects an increase in compensation and benefits of $886,000 resulting from normal salary adjustments within the Association, increased overtime, and commissions on loan originations due to the higher loan volume in the current fiscal year. Office occupancy and equipment increased $176,000 to $1.5 million for the nine months ended December 31, 1998 compared to $1.3 million for the same period in fiscal 1998. This increase is primarily due to an increase in depreciation of $81,000 related to fiscal 1998 and 1999 equipment additions and an increase in telephone charges of $22,000 primarily due to the installation of a new phone system. Data processing fees increased

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED

$113,000 to $521,000 for the nine months ended December 31, 1998 compared to $408,000 for the same period in fiscal 1998. The increase was primarily due to data processing fees associated with computer upgrades and increased service bureau costs. Also, the Holding Corp. incurred $45,000 of costs related to the Year 2000 issue during the nine months ended December 31, 1998. Other expense increased $392,000 to $2.3 million for the nine months ended December 31, 1998 compared to $1.9 million for the same period in fiscal 1998. The increase was primarily due to an increase of $285,000 in loan origination and service charges, such as appraisals, flood data services, and credit reports, associated with the higher loan volume in the current year. This increase was more than offset by the increase in income generated from loan fees and charges during the current fiscal year. Accounting and audit fees increased $79,000 when compared to the prior year due to increased audit fees related to Mitchell and increased quality control review costs related to the increased loan volume in the current year. Legal expenses increased $26,000 when compared to the prior year primarily as a result of costs incurred that related to the unsolicited acquisition offer received in March 1998. Also, the Holding Corp. recognized certain other acquisition related expenses which had been previously deferred. None of these expenses are related to the proposed merger with SWBT.

Income tax expense was $879,000 for the nine months ended December 31, 1998 compared to $811,000 for the same period in fiscal 1998. The increase primarily reflected the increase in income before income tax expense.

Minority interest in net income of consolidated subsidiary was unchanged at $337,000 for the nine months ended December 31, 1998 and 1997. Net income of Mitchell was unchanged at $688,000 for the nine months ended December 31, 1998 and 1997.

ASSET/LIABILITY MANAGEMENT

The Holding Corp. attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Holding Corp.'s policies are designed to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities (interest sensitivity gap). The Holding Corp. has implemented these policies by generally selling long-term fixed rate mortgage loan originations, retaining its adjustable rate mortgage and construction loans, originating and retaining short-term consumer loans and purchasing adjustable rate or short-term maturity loans. Through Mitchell, fixed rate commercial real estate loans are originated and sold in the secondary market. Servicing is retained on most of these loans. As a result of these policies, the Holding Corp.'s cumulative one year interest sensitivity gap at December 31, 1998 was a positive 17.90%. Changes in interest rates, prepayment rates and early withdrawal levels will affect the interest sensitivity gap of the Holding Corp.

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

As a result of this review process, management recorded an additional provision of $135,000 for loan losses during the nine months ended December 31, 1998. Net charge-offs for the nine months ended December 31, 1998 totaled $28,000 and were attributable to twelve consumer loans. The Association's allowance for loan losses increased to $1,699,000 or 0.97% of total loans at December 31, 1998, compared to $1,592,000 or 0.99% of total loans at March 31, 1998. The Association's allowance for loan losses as a percent of total non-performing assets was 170% at December 31, 1998 compared to 136% at March 31, 1998. While management believes it uses the best information available to make determinations regarding the adequacy of the allowance, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

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

                                             DECEMBER 31, 1998   MARCH 31, 1998
                                             -----------------   --------------
                                                     (DOLLARS IN THOUSANDS)

     Non-accruing loans:
          One- to four-family                     $ 679             $   340
          Construction, development and land          8                   3
          Consumer and other                        121                 186
                                                  -----             -------
            Total                                   808                 529
                                                  -----             -------

     Troubled debt restructurings:
          Commercial real estate                    151                 547
                                                  -----             -------
            Total                                   151                 547
                                                  -----             -------

     Foreclosed assets:
          One- to four-family                        --                  45
          Construction, development and land         28                  34
          Consumer and other                         12                  18
                                                  -----             -------
            Total                                    40                  97
                                                  -----             -------

     Total non-performing assets                  $ 999              $1,173
                                                  =====             =======

     Total non-performing assets as a
       percentage of total assets                  0.32%               0.37%
                                                  =====             =======

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   CONTINUED

For the nine months ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans and troubled-debt restructurings been current in accordance with their original terms amounted to $69,000. The amount that was included in interest income on such loans was $50,000 for the nine months ended December 31, 1998.

Total non-performing assets decreased $174,000 for the nine months ended December 31, 1998. The increase in nonaccrual loans consists primarily of a $339,000 increase in residential loans and a $65,000 decrease in consumer loans over 90 days delinquent. The residential loan increase consists primarily of the addition of eight loans totaling $525,000 partially offset by the removal of four loans with an aggregate principal balance of $183,000 which were paid current. The decrease in troubled debt restructurings was primarily the result of the payoff of one commercial real estate loan with a principal balance of $380,000 in November 1998. The decrease in foreclosed assets was primarily the result of the sale of a single-family residence which totaled $45,000.

At December 31, 1998, foreclosed assets consisted of a 5% participation held in 35 residential lots, one wholly-owned residential lot, and one repossessed auto. All of the foreclosed and repossessed assets are being marketed for sale.

LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposit flows, prepayments of loan and mortgage-backed securities principal, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1998, the Association's liquidity ratio was 13.90%, which was in excess of the minimum regulatory requirements. The Association's liquidity ratio was 12.2% at March 31, 1998. The increase in the liquidity ratio was primarily due to repayments on loans and mortgage-backed securities not yet reinvested in new loans.

During the nine months ended December 31, 1998, total deposits increased approximately $1.1 million. Based on its experience, the Association believes that its passbook, statement savings, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Association to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The Association uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At December 31, 1998, the Association had commitments to originate loans totaling $10 million. The Association considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Association expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                                   CONTINUED

During the nine months ended December 31, 1998, borrowings from the Federal Home Loan Bank of Dallas increased $456,000. It is anticipated that the amount of outstanding borrowings will fluctuate during the fiscal year 1999 depending upon cash flows from the various sources of funds and financing to be provided to Mitchell.

During the nine months ended December 31, 1998, all of the outstanding convertible subordinated debentures were converted into 1,055,918 shares of Holding Corp. common stock.

On January 22, 1999 the Holding Corp. declared a cash dividend of $0.10 per share payable on February 12, 1999 to the shareholders of record on February 1, 1999.

The Association is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. As of July 7, 1998, the Association was notified by the OTS that based on its reported capital position, the Association is considered to be "well capitalized" in accordance with the Prompt Corrective Action provision of Section 38 of the Federal Deposit Insurance Act. The table below presents the Association's capital position at December 31, 1998 relative to the existing regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Association will meet the requirements of the proposed capital regulations.

                                                             Amount   Percent of
                                                             (000's)  Assets (1)

     Tangible capital                                       $ 25,336     8.1%
     Tangible capital requirement                              4,713     1.5%
                                                            --------  ------
          Excess                                            $ 20,623     6.6%
                                                            ========  ======

     Core capital                                           $ 25,336     8.1%
     Capital requirement                                      12,568     4.0%
                                                            --------  ------
          Excess                                            $ 12,768     4.1%
                                                            ========  ======

     Total capital (i.e., core & supplemental capital)      $ 26,897    15.0%
     Risk-based capital requirement                           14,344     8.0%
                                                            --------  ------
          Excess                                            $ 12,553     7.0%
                                                            ========  ======

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

     None

ITEM 5. - OTHER INFORMATION

     None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          Fort Bend Holding Corp. filed the following Forms 8-K during the three months ended December 31, 1998.

          October 23, 1998 -  The registrant issued a press release announcement earnings for the second quarter ended September 30, 1998.

          November 4, 1998 -  The registrant issued a press release announcing the declaration of a cash dividend for the second quarter ended September 30, 1998.

          November 16, 1998 - The registrant issued a press release announcing the redemption of the convertible subordinated debentures of the Holding Corp.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        FORT BEND HOLDING CORP.
                                        Registrant


Date: February 12, 1999                 /S/ Lane Ward
                                        -----------------------------------
                                        Lane Ward
                                        Vice Chairman, President and Chief
                                          Executive Officer


Date: February 12, 1999                 /S/ David D. Rinehart
                                        -----------------------------------
                                        David D. Rinehart
                                        Executive Vice President and Chief
                                          Financial Officer